Form 10KSB
period 1996-05-31
ABCOR PRODUCTS INC
filed 1996-10-29
CIK 816958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549

                                   FORM 10-KSB

(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                           For the fiscal year ended May 31, 1996

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                       For the transition period from To .

                       Commission file number: 33-14987-A

                              ABCOR PRODUCTS, INC.
                 (Name of small business issuer in its charter)

           Florida                                        65-0023471
State of other Jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification Number)

                       P.O. Box 669, Palm Beach, FL 33480
                    (Address of principal executive offices)

Issuer's telephone number:       (561)833-5092

Securities registered pursuant to section 12(b) of the Act:

                   Title of each class                  Name of each exchange on
                                                        which registered
                           NONE                         NONE

          Securities registered pursuant ID section 12 (g) of the Act:

                           Common Stock, No par value
                                (Title of Class)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $0.0

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 90 days. $0.0

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.1,000,000 shares of Common Stock outstanding as of August 21, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                 Not Applicable

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

General.

     Abcor Products, Inc. (the "Company"), a Florida corporation, which was formed on April 9, 1987, primarily to engage in the business of acquiring an operating business. On May 19, 1989, the Registrant changed its name from HWS Noviembre Corp. to Abcor Products, Inc. As of the date of this report, the Company has not commenced active business operations. The Company hopes to commence active operations during this current fiscal year, but there can be no assurance that it will be able to commence such active operations. The commencement of active Company business operations is contingent upon the closing on one or more acquisitions which the Company anticipates considering during said upcoming fiscal year. As of the date of this report, no definitive agreements have been reached with any business entity and no target industry has been identified.

Competition.

     Numerous companies located in South Florida and throughout the United States will compete vigorously with the Company for target acquisition candidates. Venture capital companies as well a established corporations and entities, most of which have greater resources than the Company, will vie for such acquisition candidates.

Employees.

     As of May 31, 1996, the Company had only one employee, its Chief Executive Officer and the sole director, Dale B. Finfrock, Jr. If a business combination is consummated, the Company anticipates hiring a staff to accommodate such business.

Regulatory Matters.

     The Company does not yet know what business it will enter as this is dependent on which target acquisition the Company determines to purchase; however, all industries have generally become increasingly regulated in recent years. The Company is likely to be subject to the various State, Federal and local laws, rules, regulations and acts once it commences active operations.

Other Events

     On August 10, 1995 the Company completed a 100-1 reverse split of the outstanding common stock of the Company.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The Company currently operates out of the office of its president and does so without a lease and with no obligation to pay rent. It is anticipated that upon the closing of a business combination, the Company will enter into a lease or purchase property from which it will operate.

ITEM 3.  LEGAL PROCEEDINGS

     No legal proceedings are pending or known to be threatened against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY OWNERS.

     In the final quarter of the year, no matters were submitted to a vote of security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's shares of Common Stock were not traded during the fiscal year ended May 31, 1996. The Company does not anticipate the commencement of a market for company securities until, and unless, a business combination is consummated. As such, there is no guarantee that the common stock will commence trading.

     On August 21, 1996, the approximate number of record holders of the Common Stock of the Company was 519.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

Plan of Operation.

     As previously disclosed, the Company had no revenues for the last two fiscal years. During the upcoming fiscal year, the Company intends to actively pursue a business combination through either a merger, a reverse merger, or acquisition. Since the Company has very little assets, the Company will probably issue additional stock if it is able to consummate a business combination. Until such time as a business combination is consummated, the Company will incur only minor expenses and as such it should be able to meet its cash requirements for the fiscal year.

ITEM 7.  FINANCIAL STATEMENTS.

     Reference is made to the Financial Statements attached hereto, commencing on page F., which Financial Statements are incorporated by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                                      None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The following table sets forth certain information with respect to the Company's Officers, Directors and key employees:


Name                          Age            Positions with the Company
Dale B. Finfrock, Jr.         54             President, Chief Executive Officer,
                                             Chief Financial Officer, Secretary
                                             Treasurer and Sole Director

     Dale B. Finfrock, Jr. is the President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, and Sole Director of the Company. From 1984 to the present, he has provided consulting services and been engaged in venture capital and private investment banking. He is president of OTC Capital Corporation, a private venture capital company primarily in the business of assisting private companies in becoming public.

     All Directors hold office until the next annual meeting of shareholders of the Company or until their successors are elected and qualified. Officers hold office until their successors are chosen and qualified, subject to earlier removal by the Board of Directors. The Company does not have an executive, nominating, compensation or audit committee.

     As of the date of this filing, Mr. Finfrock has not filed a Form 3, Form 4 or Form 5 as required by Section 16(a) of the Exchange Act. No other person would be required to file such forms.

ITEM 10. EXECUTIVE COMPENSATION.

     The  following  summary   compensation   table  sets  forth  the  aggregate
compensation paid, to Mr. Finfrock as the Company's President, Chief Executive Officer, and only officer and only employee.

                           SUMMARY COMPENSATION TABLE


Name and                           Year            Salary              Other
Principal Position                                and Bonus         Compensation
Dale B. Finfrock, Jr.              1994 (1)          -0-                -0-
  President and                    1995              -0-                -0-
  Chief Executive Officer          1996              -0-                -0-

All Executive Officers as
a Group (1 person)                 1996              -0-                -0-



     The Company's directors do not receive compensation for acting in this capacity

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the holdings of Common Stock by each person who, as of May 31, 1996, held of record, or was known by the Company to own beneficially more than five percent of the outstanding Common Stock of the Company, by each Director and officer of the Company and by all Directors and officers of the Company as a group.


                                  No.  of shares and
Names and Address of              Nature of Beneficial      Percentage of Common
Beneficial Owner                  Ownership                 Shares Outstanding
OTC Capital Corporation                 472,078                   47.21%
Dale B. Finfrock, Jr.                   195,722                   19.57%
All Directors and Officers
as a group (1 person)                   667,800 (1)               66.78%
(1) includes 472,078 shares owned by OTC Capital Corporation of which Dale B. Finfrock, Jr. is a principal and the majority shareholder.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                      None

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits:

     (3) Registrant's Articles of Incorporation and By-Laws are incorporated by reference to the Registrant's previous filing with the Commission.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: August 21, 1996

                                  Abcor Products, Inc.



                                  By: /s/ Dale B. Finfrock
                                          Dale B. Finfrock, Jr., President



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Dale B. Finfrock
    Dale B. Finfrock, Jr.          President and          Dated: August 21, 1996
                                   Director

















abcor\10ksb596.fm

                               Angel E. Lana, P.A.
                           Certified Public Accountant


3511 West Commercial Boulevard,            Dade             106 Winged Foot Lane
Suite 227                            (305) 372-5258    Boca Raton, Florida 33431
Fort Lauderdale, Florida 33309       (305) 226-9834     Telephone (407) 421-6803
Telephone (305) 484-1100                                          (407) 391-8284
Fax (305) 733-9044

Board of Directors
Abcor Products, Inc.

                          INDEPENDENT AUDITOR'S REPORT

I have  audited  the  accompanying  balance  sheets of Abcor  Products,  Inc. (a
Development Stage Company) as of May 31, 1996 and 1995, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the three year period ended May 31, 1996. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abcor Products, Inc. ( a development stage Company) as of May 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the three year period ended May 31, 1996 in conformity with generally accepted accounting principles.



                                                     CERTIFIED PUBLIC ACCOUNTANT



July 29, 1996
Fort Lauderdale, Florida

                              ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                              MAY 31, 1996 AND 1995


                                                      1996               1995


                         ASSETS

Total Assets                                         $ -0-             $ -0-





                   SHAREHOLDERS'EQUITY


Shareholder's Equity:                               $ 299,964          $ 299,964
 Common Stock, no par value;
   authorized 50,000,000 Class A Common
   Shares, 150,000,000 ordinary common
   shares; issued and outstanding-
   1,000,000 ordinary common shares

Preferred stock, $1,000 par value; 12%
   redeemable and convertible, 1,000,000
   shares authorized; no shares issued
   and outstanding                                    -0-                -0-

(Deficit) accumulated during the
   development stage                                 (299,964)         $ 299,964

      Total Shareholder's Equity                    $ -0-              $ -0-












              The accompanying notes are an integral part of these
                              financial statements.

                              ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                     YEARS ENDED MAY 31, 1996, 1995 AND 1994


                                        1996             1995             1994
Revenues                              $  -0-           $  -0-           $  -0-
Cost of Revenues                         -0-              -0-              -0-
Gross Profit                             -0-              -0-              -0-
Expenses:

General & Administrative                 -0-              -0-              -0-
Total Expenses                           -0-              -0-              -0-
Net Loss                                 -0-              -0-              -0-
                                      $  -0-           $  -0-           $  -0-

























              The accompanying notes are an integral part of these
                              financial statements.

                              ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS EQUITY
                     YEARS ENDED MAY 31, 1996, 1995 AND 1994



                                      1996              1995             1994
Shareholders' Equity:
 Beginning of period                 $ -0-             $ -0-            $ -0-
 Additions                             -0-               -0-              -0-
 Deductions                            -0-               -0-              -0-
 End of period                       $ -0-             $ -0-            $ -0-































              The accompanying notes are an integral part of these
                              financial statements.

                              ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     YEARS ENDED MAY 31, 1996, 1995 AND 1994


                                               1996          1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Loss                                     $ -0-         $ -0-        $ -0-
 Adjustment to Reconcile Net Loss
  to Net Cash Used by
  Operating Activities                          -0-           -0-          -0-
   Net Cash Used by
    Operating Activities                        -0-           -0-          -0-

CASH FLOWS FROM INVESTING ACTIVITIES            -0-           -0-          -0-
CASH FLOWS FROM FINANCING ACTIVITIES            -0-           -0-          -0-
Net Change in Cash                              -0-           -0-          -0-
Cash - Beginning of Period                      -0-           -0-          -0-
Cash - End of Period                          $ -0-         $ -0-        $ -0-























              The accompanying notes are an integral part of these
                              financial statements.

                              ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Abcor Products, Inc. (the Company) was organized under the laws of the State of Florida on April 9, 1987 as HWS Noviembre Corporation. On May 19, 1989, the Company filed an amendment changing its name to Abcor Products, Inc.

The Company is a development stage entity. It is inactive, ceasing operations in the second quarter of 1990. The Company intends to effect a merger, acquire the assets or the common stock of existing businesses. There can be no assurance of the Company's success in such endeavors.

Method of Accounting

The Company uses the accrual basis of accounting in accordance with generally accepted accounting principles. Accordingly, revenues are recorded as earned irrespective of their receipt and expenses are recognized when incurred regardless of when they are paid. The Company did not enter into any transactions during the three year period ended May 31, 1996.

NOTE 2 - SHAREHOLDERS' EQUITY

Common Stock

The common stock shares are divided into two classes, Class A common shares and ordinary common shares. The Company is authorized to issue 50,000,000 Class A common shares and 150,000,000 ordinary common shares. Class A common shares shall be converted automatically into ordinary common shares upon sale, death, or other transfer by the original holder other than to another Class A Common shareholder, or at any time at the written request of the original holder. No Class A common shares are issued and outstanding.

The common shares carry no preemptive rights and are not redeemable. Cumulative voting is not permitted. All shareholders are entitled to participate equally in dividends and rank equally in the event of liquidation.

On August 10, 1995, the Company authorized a reverse stock split of one share for each 100 outstanding, the effect of which was to reduce the outstanding ordinary common shares to 1,000,000. The financial statements reflect the retroactive application of the reverse stock split.

Preferred Stock

The Company  has  authorized  the  issuance of  1,000,000  shares of  Redeemable
Convertible 12% Preferred Stock with a par value of $1,000 per share. These preferred shares are entitled to two votes per share, a 12% preferred dividend, have a preference upon liquidation or partial return of capital, and may be redeemed by the Company or converted to ordinary common shares. No preferred stock has been issued.


abcor\abc596.bal