Form 10-Q
period 1996-08-31
ABCOR PRODUCTS INC
filed 1996-10-29
CIK 816958

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended: August 31, 1996
Commission File Number: 33-14987-A
                              ABCOR PRODUCTS, INC.
             (exact name of registrant as specified in its charter)

         Florida                                                 65-0023471
(State or other jurisdiction of                                (IRS Employer
incorporation of organization                                Identification No.)


                       P.O. Box 669, Palm Beach, FL 33480
                    (Address of principal executive offices)

                                 (407) 833-5092
              (Registrant's telephone number, including area code)



   (former name, address and former fiscal year, if changed from last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES-X                              NO

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

     As of August 31, 1996 there were 1,000,000 shares of Common Stock outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1.    Financial Statements.

           See financial statements (unaudited), attached as an exhibit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Registrant had not yet commenced business operations as of the end of this quarter. Since inception the Registrant has received only minimal revenues and maintained only nominal capital.

     Because of the total lack of revenues and business operations, there is no basis for comparison of financial statements, sales, revenues or earnings with any other statements of any other fiscal period.


                           PART 11 - OTHER INFORMATION


Items 1-5. Not Applicable

Item 6.    Exhibits

     (a)  Financial  Statements   (unaudited)  of  Registrant  for  the  current
quarterly period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Registrant:

                                     ABCOR PRODUCTS, INC.

                                     By: /s/ Dale B. Finfrock
                                             Dale B. Finfrock, Jr., President


Date: September 1, 1996

                              ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
             AUGUST 31, 1996 (UNAUDITED) AND MAY 31, 1996 (AUDITED)


                                                       UNAUDITED        AUDITED
                                                       08/31            05/31
                                                       1996              1996

                                     ASSETS

Current Assets:
         Cash                                       $       -0-     $       -0-

         Total Current Assets                               -0-     __      -0-_


         Total Assets                               $       -0-     $       -0-

                              SHAREHOLDERS' EQUITY

Shareholders' Equity:
     Common Stock, No par value;
       Authorized 50,000,000 Class A
       Common Shares and 150,000,000
       Ordinary Common Shares; Issued and
       Outstanding-Ordinary Common Shares:
       1,000,000                                      299,964          299,964

     Preferred Stock, $1,000 Par Value,
       12% Redeemable and Convertible,
       1,000,000 Shares Authorized;
       Issued And Outstanding-None                        -0-              -0-

Accumulated (Deficit)                                (299,964)        (299,964)

       Total Shareholders' Equity                   $       -0-     $       -0-







                 See Accompanying Notes to Financial Statements

                              ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                   THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                   (UNAUDITED)

                                             1996                      1995

Revenues                                  $       -0-               $       -0-

Cost of Revenues                                  -0-                       -0-

Gross Profit                                      -0-                       -0-

Expenses:
 General & Administrative                         -0-                       -0-

Total Expenses                                    -0-                       -0-

Net (Loss)                                $       -0-               $       -0-

Net (Loss) Per Share                      $       -0-               $       -0-





















                 See Accompanying Notes to Financial statements

                              ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                   THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                   (UNAUDITED)



                                                 1996              1995

Shareholder's Equity:
     Beginning of period                    $       -0-       $       -0-

     Additions:
         Issuance of common stock                   -0-               -0-

     Deductions:
         Net loss                                   -0-               -0-

Ending Balance                              $       -0-       $       -0-





















                 See Accompanying Notes to Financial Statements

                              ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                   THREE MONTHS ENDED AUGUST 31, 1996 AND 1995
                                   (UNAUDITED)



                                                   1996              1995
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Income (Loss)                        $       -0-       $       -0-
     Adjustment to Reconcile Net
         (Loss) to Net Cash Used by
         Operating Activities                         -0-               -0-

     Net Cash Used by
     Operating Activities                             -0-               -0-

CASH FLOWS FROM INVESTING ACTIVITIES                  -0-               -0-

     Net Cash Provided from
         Investing Activities                         -0-               -0-

CASH FLOWS FROM FINANCING ACTIVITIES                  -0-               -0-

     Net Cash Provided by
         Financing Activities                         -0-               -0-

Net (Decrease) in Cash                                -0-               -0-

Cash - Beginning of Period                            -0-               -0-

Cash - End  of Period                         $       -0-       $       -0-














                 See Accompanying Notes to Financial Statements

                              ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity

Abcor Products, Inc. (the Company) was organized under the laws of the State of Florida on April 9, 1987 as HWS Noviembre Corporation. On May 19, 1989, the Company filed as amendment changing its name to Abcor Products, Inc.

The Company is a development stage entity. It is inactive, ceasing operations in the second quarter of 1990. The Company intends to effect a merger, acquire the assets or the common stock of existing businesses. There can be no assurance of the Company's success in such endeavors.

NOTE 2 - In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly the financial position of Abcor Products, Inc. as of August 31, 1996, and the results of its operations, changes in its shareholders' equity and cash flows for the three months then ended.

NOTE 3 - The results of operations for the three months ended August 31, 1996 are not necessarily indicative of the results to be expected for the entire year.


















otccc\abcor\896full.10q