Form 10KSB
period 2002-05-31
ABCOR PRODUCTS INC
filed 2005-06-17
CIK 816958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

      For the fiscal years ended May 31, 1997, 1998, 1999, 2000, 2001 and 2002.

      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission File No. 33-14987-A

                              ABCOR PRODUCTS, INC.
                ----------------------------------------------
                (Name of Small Business Issuer in its Charter)

           Florida                                       65-0023471
   ------------------------------------------------------------------------
   (State or other jurisdiction                 (I.R.S. Employer ID Number)
    of incorporation or organization)

                      P.O. Box 669, Palm Beach, FL 33480
                   ----------------------------------------
                   (Address of principal executive offices)

	Issuer's Telephone Number, including Area Code: 561-833-5092

	Securities Registered Pursuant to Section 12(b) of the Act: None

        Securities Registered Pursuant to Section 12(g) of the Act:
                      Common Stock, no par value per share

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.     Yes [ ]    No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year: $ 0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and ask prices of such common equity, as of a specified date within the past 60 days.

The aggregate market value of the Registrant's common stock, no par value, held by non-affiliates as of June 13, 2005 was $1,238,428.

As of June 13, 2005 the number of shares outstanding of the Registrant's common stock was 22,002,028 shares, $.001 par value.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                  DOCUMENTS INCORPORATED BY REFERENCE: None

              FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

     This Report contains certain forward-looking statements regarding Abcor Products, Inc., its business and financial prospects. These statements represent Management's best estimate of what will happen. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report. Among the more significant risks are:

     * We have no business activity at this time. We have contracted to acquire the business of Care Recruitment Solutions International, Inc. However, there are contingencies to the closing of that acquisition that may not be fulfilled. If the contingencies are not fulfilled, the acquisition will not occur.

     * Care Recruitment Solutions International, Inc. is a start-up business that has not generated any revenue to date. Its future prospects are entirely speculative. Many factors may cause its business to fail. Some of those factors are disclosed in the Current Report on Form 8-K dated April 27, 2005 filed by Abcor.

     Because these and other risks may cause the Company's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

                                   PART 1

Item 1.  Business

     Abcor Products was organized as a Florida corporation in 1987. Abcor has not had any business activities since 1990.

     Early in 2004 Abcor's management began to review opportunities to acquire an operating company through a "reverse merger" procedure. On April 27, 2005 Abcor entered into an Agreement for the Exchange of Common Stock with the shareholders of Care Recruitment Solutions International, Inc.("CRSI"). The Agreement provides that (a) Abcor's President will surrender 20,000,000 shares to Abcor's treasury, reducing the outstanding shares to 2,002,028, and (b) on closing Abcor will issue 17,995,912 common shares to the CRSI shareholders. CRSI is engaged in the business of recruiting, training and placing nurses

     A Current Report on Form 8-K describing the Agreement for the Exchange of Common Stock and containing information regarding CRSI is being filed with the Securities and Exchange Commission on the same day on which this Annual Report is being filed.

     Employees

     Abcor has no employees other than its President.

Item 2.  Properties

     Abcor's executive office is located in the office of its President, Dale B. Finfrock, Jr. Mr. Finfrock provides the office space to Abcor free-of-charge.

Item 3.  Legal Proceedings

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                 PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     (a) Market Information

     Abcor's common stock is quoted on the Pink Sheets under the symbol "ABPR." Set forth below are the high and low bid prices for each of the fiscal quarters during the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

                                    Bid
                              ---------------
Quarter Ending                High        Low

August 31, 2003               Unpriced
November 30, 2003             Unpriced
February 28, 2004             $  .01   $  .01
May 31, 2004                  $  .01   $  .01

August 31, 2004               $  .01   $  .01
November 30, 2004             $  .01   $  .01
February 28, 2005             $  .04   $  .01
May 31, 2005                  $  .30   $  .04

     (b) Shareholders

     Our shareholders list contains the names of 509 registered stockholders of record of the Company's Common Stock.

     (c)  Dividends

     The Company has never paid or declared any cash dividends on its Common Stock. Since it has no business operations, the Company will not pay any dividends in the future unless it acquires an operating company.
 If the Company makes such an acquisition, any decision as to future payment of dividends will depend on the results of operations of the acquired company and other factors deemed pertinent by the Board of Directors.

     (d)  Sale of Unregistered Securities

     The Company did not issue any unregistered equity securities during the 4th quarter of its 2002 fiscal year.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of its 2002 fiscal year.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     Abcor has not had any business operations since 1990. During the years ended May 31, 1997 through May 31, 2002, Abcor had no revenue. Its only expense during that period consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

     Liquidity and Capital Resources

     At May 31, 2002 Abcor had no assets and only one liability: $900 owed to its President.

     Abcor will not be able to carry on any business activities unless it either (a) raises capital through the sale of equity or debt instruments or (b) acquires an operating business in exchange for equity. Any such acquisition will involve the issuance of shares that will represent most of the outstanding shares after the acquisition.

     Abcor is currently party to an Agreement for the Exchange of Common Stock with the shareholders of Care Recruitment Solutions International, Inc. The share exchange contemplated by that agreement will be completed if Abcor becomes current in its filing obligations under the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission, and if certain other conditions are satisfied. Abcor believes that the share exchange will close approximately two weeks after the filing of this Annual Report.

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of May 31, 2002 did not involve the implementation of any critical accounting policies.

     Impact of Accounting Pronouncements

     There were no recent accounting pronouncements that have had or are likely to have a material effect on the Company's financial position or results of operations.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Item 7.  Financial Statements

     The Company's financial statements, together with notes and the Independent Auditors' Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     In October 2003, Angel E. Lana, P.A. resigned from his position as Abcor's principal independent accountant.

     The audit reports of Angel E. Lana, P.A. on Abcor's financial statements for the years ended May 31, 1996 and 1995 did not contain any adverse opinion or disclaimer of opinion or qualification. Angel E.
Lana, P.A. did not, during the applicable periods, advise Abcor of any of the enumerated items described in Item 304(a)(1)(iv) of Regulation S-B.

     Abcor and Angel E. Lana, P.A. did not, in connection with the audits of Abcor's financial statements for the years ended May 31, 1996 and 1995 or in connection with any subsequent audit services provided by Angel E. Lana, P.A., have any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to Angel E. Lana, P.A.'s satisfaction, would have caused Angel E. Lana, P.A. to make reference to the subject matter of the disagreement in connection with its reports.

     In May 2005, Abcor retained the firm of Webb & Company, P.A.
("Webb & Company") to audit Abcor's financial statements for the years ended May 31, 1997, 1998, 1999, 2000, 2001, 2002, 2003 and 2004. At no
time during the past two fiscal years or any subsequent period did Abcor consult with Webb & Company regarding any matter of the sort described above with reference to Angel E. Lana, P.A., any issue relating to the financial statements of Abcor, or the type of audit opinion that might be rendered for Abcor.

Item 8A.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Dale B. Finfrock, Jr., our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Abcor's disclosure controls and procedures as of May 31, 2002. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Abcor in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Abcor is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Finfrock concluded that Abcor's system of disclosure controls and procedures was effective as of May 31, 2002 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fourth quarter of Abcor's 2002 fiscal year that has materially affected or is reasonably likely to materially affect Abcor's internal control over financial reporting.

Item 8B. Other Information

     None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:
                                                             Director
Name                   Age     Position with the Company       Since
---------------------------------------------------------------------
Dale B. Finfrock, Jr.	63	Director, President		1995
Jeremy P. Feakins	52	Director			2005

     Directors hold office until the annual meeting of the Company's stockholders and the election and qualification of their successors. Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

     Dale B. Finfrock, Jr. has been the sole officer and, until April 2005, sole director of Abcor since 1995. From 1984 to the President, Mr. Finfrock has been self-employed as a financial consultant. For most of that period, Mr. Finfrock has serves as President and majority owner of OTC Capital Corporation, a private venture capital company engaged primarily in the business of assisting private companies in becoming public.

     Jeremy P. Feakins joined Abcor's Board of Directors in April 2005 in connection with the execution of the Agreement for the Exchange of Common Stock between Abcor and Care Recruitment Solutions International, Inc. Mr. Feakins founded CRSI in October 2004, and has been primarily responsible for developing its business. From 1989 to the present, Mr. Feakins has also served as founder and Chairman of Medical Technology & Innovations, Inc., which developed and marketed a vision screening system for young, preverbal or difficult to screen children.

Audit Committee

     The Board of Directors has not appointed an Audit Committee. The functions that would be performed by an Audit Committee are performed by the Board of Directors. The Board of Directors does not have an "audit committee financial expert," because the Company has no operations.

Code of Ethics

     The Company has not adopted a formal code of ethics applicable to its executive officers. The Board of Directors has determined that the Company's financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended May 31, 2002.

Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Dale B. Finfrock, Jr., its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended May 31, 2002, 2001 and 2000. There were no executive officers whose total salary and bonus for the fiscal year ended May 31, 2002 exceeded $100,000.
                               Compensation
                              Year    Salary
                            -------  --------
Dale B. Finfrock, Jr.         2002      $0
                              2001      $0
                              2000      $0

     The Company paid no compensation to Mr. Finfrock for services rendered during the years ended May 31, 1999, 1998 or 1997.

     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended May 31, 2002 and those options held by him on May 31, 2002.

                  Option Grants in the Last Fiscal Year

                               Percent                             Potential
                               of total                         realizable value
               Number of       options                             at assumed
               securities      granted to                       annual rates of
               underlying      employees   Exercise             appreciation of
               option          in fiscal   Price     Expiration for option term
Name           granted         year        ($/share) Date          5%      10%
--------------------------------------------------------------------------------
D. Finfrock, Jr.   0           N.A.        N.A.      N.A.          0        0


                  Aggregated Fiscal Year-End Option Values

             Number of securities underlying  Value of unexercised in-the-money
             unexercised options at fiscal    options at fiscal year-end ($)
Name         year-end (#) (All exercisable)   (All exercisable)
-------------------------------------------------------------------------------
Dale B.
 Finfrock, Jr.               0                             0

     Compensation of Directors

     The members of our Board of Directors receive no compensation for their services on the Board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     *   Dale B. Finfrock, Jr.;

     *   each of our directors; and

     *   all directors and executive officers as a group.

     There are 22,002,028 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

     In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these "issuable" shares in the outstanding shares when we compute the percent ownership of any other person.

                                Amount and
                                Nature of
Name and Address		Beneficial		Percentage
of Beneficial Owner (1)         Ownership               of Class
--------------------------------------------------------------------
Dale B. Finfrock, Jr. 		21,382,824(2)   	 97.2%

Jeremy P. Feakins                        0               --
Care Recruitment Solutions
 International, Inc.
 826 Broadway, 9th Floor
 New York, NY 10003

All officers and directors
as a group (2 persons)		21,382,824(2)   	 97.2%
______________________________

(1)	The address of each shareholder, unless otherwise noted, is c/o Abcor
Products, Inc., P.O. Box 669, Palm Beach, FL 33480.

(2)	Includes 50,784 shares owned by Mr. Finfrock's spouse, 944,156 shares owned by OTC Capital Corporation, 101,500 shares owned by Euro-First Capital Corporation, 79,590 shares owned by TVI Capital Corporation, and 750 shares owned by Tech-Venture International Corp. Mr. Finfrock is President and majority shareholder of each of the corporations named in this note.

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of May 31, 2002.

                                                              Number of
                          Number of         Weighted          securities
                          securities to     average           remaining
                          be issued upon    exercise          available
                          exercise of       price of          for future
                          outstanding       outstanding       issuance
                          options,          options,          under equity
                          warrants and      warrants and      compensation
                          rights            rights            plans
                          ------------------------------------------------
Equity compensation plans
approved by security
holders..........              0               --                0

Equity compensation plans
not approved by security
holders.....                   0               --                0
                           -----            -----            -----
Total..............            0               --                0
                           =====            =====            =====

Item 12.  Certain Relationships and Related Transactions

     None.

Item 13.  Exhibit List and Reports on Form 8-K

     (a) Financial Statements

     Report of Independent Registered Public Accounting Firm

     Balance Sheets - May 31, 2002, 2001, 2000, 1999, 1998 and 1997

     Statements of Operations - Years ended May 31, 2002, 2001, 2000,
      1999, 1998 and 1997 and Period from November 30, 1990 (Inception of Development Stage) to May 31, 2002

     Statement of Changes in Shareholders' Deficiency - Period from
      November 30, 1990 (Inception of Development Stage) to May 31, 2002

     Statements of Cash Flows - Years ended May 31, 2002, 2001, 2000,
      1999, 1998 and 1997 and Period from November 30, 1990 (Inception of Development Stage) to May 31, 2002

     Notes to Financial Statements

     (b) Exhibit List

3-a  Articles of Incorporation, as amended. (1)

3-b  By-laws (1)

10-a Agreement for the Exchange of Common Stock - filed as an exhibit to the Company's Current Report on Form 8-K dated April 27, 2005 and incorporated herein by reference.

16   Letter of Angel E. Lana, P.A.

21   Subsidiaries - None

31   Rule 13a-14(a) Certification

32   Rule 13a-14(b) Certification
_________________________________________

(1)	Filed as an exhibit to the Company's Registration Statement on
Form S-18 (File No. 33-14987-A) and incorporated herein by reference.

     (c) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the six years ended May 31, 2002.

Item 14.  Principal Accountant Fees and Services

     In May 2005 Abcor retained Webb & Company, P.A. as its principal accountant. Webb & Company, P.A. had performed no services for Abcor prior to that date.

     Audit Fees

     Webb & Company, P.A. billed $1,500 in connection with the audit of the Company's financial statements for the years ended May 31, 2002 and 2001.

     Audit-Related Fees

     Webb & Company, P.A. did not bill the Company for any Audit-
Related fees in the years ended May 31, 2002 or 2001.

     Tax Fees

     Webb & Company, P.A. did not bill the Company in the years ended May 31, 2002 or 2001 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, P.A. did not bill the Company for any other fees in the years ended May 31, 2002 or 2001.

     It is the policy of the Company that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Abcor Products, Inc.

We have audited the accompanying balance sheets of Abcor Products, Inc. as of May 31, 2002, 2001, 2000, 1999 1998 and 1997, and the related statements of operations, changes in shareholders' deficiency and cash flows for the years then ended and for the period from November 30, 1990 (inception of development stage) through May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Abcor Products, Inc. as of May 31, 2002, 2001, 2000, 1999 1998 and 1997, and
the results of its operations and its cash flows for the years then ended and for the period from November 30, 1990 (inception of development stage) through May 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no operations and has had recurring losses since inception and an accumulated deficit of $300,714. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 5. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
May 25, 2005
                                                                F-1

                             ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEETS

                                   ASSETS

                                  For       For        For      For       For       For
                                the Year  the Year  the Year  the Year  the Year  the Year
                                 Ended     Ended     Ended     Ended     Ended     Ended
                                 May 31,   May 31,   May 31,   May 31,   May 31,   May 31,
                                  2002      2001      2000      1999      1998      1997
                               -------------------------------------------------------------

CURRENT ASSETS
 Cash and cash equivalents     $       -  $      -  $      -  $      -  $      -  $      -
                                ----------------------------------------------------------

TOTAL ASSETS                   $       -  $      -  $      -  $      -  $      -  $      -
                                ==========================================================

                     LIABILITIES AND SHAREHOLDERS' DEFICIENCY
CURRENT LIABILITIES
 Loans from shareholder        $     900  $    750  $    600  $    450  $    300  $    150
                                ----------------------------------------------------------
TOTAL LIABILITIES                    900       750       600       450       300       150
                                ----------------------------------------------------------

SHAREHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par
  value, 12% redeemable and
  convertible, 1,000,000 shares
  authorized, none issued and
  outstanding                          -         -         -         -         -         -

 Common stock, no par value,
  50,000,000 Class A common shares
  and 150,000,000 Ordinary common
  shares authorized, no Class A
  common shares and 2,004,088
  ordinary common shares issued
  and outstanding, respectively  299,964   299,964   299,964   299,964   299,964   299,964
 Accumulated deficit             (39,387)  (39,387)  (39,387)  (39,387)  (39,387)  (39,387)
 Deficit accumulated during
  development stage             (261,477) (261,327) (261,177) (261,027) (260,877) (260,727)
                                 ---------------------------------------------------------
Total Shareholders' Deficiency      (900)     (750)     (600)     (450)     (300)     (150)
                                 ---------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIENCY      $       -  $      -  $      -  $      -  $      -  $      -
                                ==========================================================


The accompanying notes are an integral part of these financial statements.

                             ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                                                                               Period
                                  For       For        For      For       For       For         from
                                the Year  the Year  the Year  the Year  the Year  the Year   November 30,
                                 Ended     Ended     Ended     Ended     Ended     Ended        1990
                                 May 31,   May 31,   May 31,   May 31,   May 31,   May 31,  (Inception) to
                                  2002      2001      2000      1999      1998      1997     May 31, 2002
                               ---------------------------------------------------------------------------

REVENUES                      $       -  $      -  $      -  $      -  $      -  $      -   $       -

COST OF REVENUES                      -         -         -         -         -         -           -
                                ---------------------------------------------------------------------
GROSS PROFIT                          -         -         -         -         -         -           -

OPERATING EXPENSES
 General and administrative         150       150       150       150       150       150     261,477
                                ---------------------------------------------------------------------
 Total Operating Expenses           150       150       150       150       150       150     261,477
                                ---------------------------------------------------------------------
LOSS BEFORE PROVISION FOR
 INCOME TAXES                      (150)     (150)     (150)     (150)     (150)     (150)   (261,477)

Provision for Income Taxes            -         -         -         -         -         -           -
                                ---------------------------------------------------------------------
NET LOSS                      $    (150) $   (150) $   (150) $   (150) $   (150) $   <150)  $(261,477)
                                =====================================================================
Net loss per common share
 - basic and diluted          $(0.00007)$(0.00007)$(0.00007)$(0.00007)$(0.00007)$(0.00007)  $ (0.1305)
                                =====================================================================
Weighted average number of
 common shares outstanding
 - basic and diluted           2,004,088 2,004,088 2,004,088 2,004,088 2,004,088 2,004,088  2,004,088
                               ======================================================================


The accompanying notes are an integral part of these financial statements.

                                 ABCOR PRODUCTS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                   STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
        FOR THE PERIOD FROM NOVEMBER 30, 1990 (INCEPTION OF DEVELOPMENT STAGE)
                                 TO MAY 31, 2002

                                                                                         Accumulated
                                             Class A          Ordinary                  Deficit During
                        Preferred Stock    Common Stock     Common Stock    Accumulated  Development
                        Shares  Amount     Shares Amount   Shares    Amount    Deficit      Stage       Total
                       --------------------------------------------------------------------------------------

Balance, May 31, 1989        -  $    -          - $    -    49,645 $ 109,073  $      -    $        -  $ 109,073

Net loss for the year
 ended May 31, 1990          -       -          -      -         -         -    (2,095)            -     (2,095)
                       ----------------------------------------------------------------------------------------
Balance, May 31, 1990        -       -          -      -    49,645   109,073    (2,095)            -    106,978

Sale of common stock
 ($0.098 per share)          -       -          -      - 1,954,443   190,891         -             -    190,891

Net loss for the year
 ended May 31, 1991          -       -          -      -         -         -   (37,292)     (260,577)  (297,869)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 1991        -       -          -      - 2,004,088   299,964   (39,387)     (260,577)         -

No activity for the
 years ended May 31,
 1992 through May 31,
 1996                        -       -          -      -         -         -         -             -          -
                      -----------------------------------------------------------------------------------------
Balance, May 31, 1996        -       -          -      - 2,004,088   299,964   (39,387)     (260,577)         -

Net loss for the year
 ended May 31, 1997          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 1997        -       -          -      - 2,004,088   299,964   (39,387)     (260,727)      (150)


                                             Class A          Ordinary                  Deficit During
                        Preferred Stock    Common Stock     Common Stock    Accumulated  Development
                        Shares  Amount     Shares Amount   Shares    Amount    Deficit      Stage       Total
                      --------------------------------------------------------------------------------------

Net loss for the year
 ended May 31, 1998          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 1998        -       -          -      - 2,004,088   299,964   (39,387)     (260,877)      (300)

Net loss for the year
 ended May 31, 1999          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 1999        -       -          -      - 2,004,088   299,964   (39,387)     (261,027)      (450)

Net loss for the year
 ended May 31, 2000          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 2000        -       -          -      - 2,004,088   299,964   (39,387)     (261,177)      (600)

Net loss for the year
 ended May 31, 2001          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 2001        -       -          -      - 2,004,088   299,964   (39,387)     (261,327)      (750)

Net loss for the year
 ended May 31, 2002          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
BALANCE, MAY 31, 2002        - $     -          - $    - 2,004,088 $ 299,964  $(39,387)   $ (261,477) $    (900)
                      =========================================================================================


The accompanying notes are an integral part of these financial statements.

                               ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS

                                                                                               Period
                                  For       For        For      For       For       For         from
                                the Year  the Year  the Year  the Year  the Year  the Year   November 30,
                                 Ended     Ended     Ended     Ended     Ended     Ended        1990
                                 May 31,   May 31,   May 31,   May 31,   May 31,   May 31,  (Inception) to
                                  2002      2001      2000      1999      1998      1997     May 31, 2002
                               ---------------------------------------------------------------------------

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                      $ (150)    $ (150)   $ (150)   $ (150)   $ (150)   $ (150)   $ (261,477)
                                ----------------------------------------------------------------------
 Net Cash Used In Operating
  Activities                     (150)      (150)     (150)     (150)     (150)     (150)     (261,477)
                                ----------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Loans received from shareholder  150        150       150       150       150         -           900
 Proceeds from sale of common
  stock                             -          -         -         -         -         -       190,891
                               -----------------------------------------------------------------------
 Net Cash Provided By
  Financing Activities            150        150       150       150       150         -       191,791
                               -----------------------------------------------------------------------
NET INCREASE (DECREASE) IN
 CASH AND CASH EQUIVALENTS          -          -         -         -         -         -       (69,686)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                -          -         -         -         -         -        69,686
                               -----------------------------------------------------------------------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                 $    -     $    -    $    -    $    -    $    -    $    -    $        -
                               =======================================================================


SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:

 Cash paid during the year
  for interest                 $    -     $    -    $    -    $    -    $    -    $    -    $        -
                               =======================================================================

 Cash paid during the year
  for income taxes             $    -     $    -    $    -    $    -    $    -    $    -    $        -
                               =======================================================================


The accompanying notes are an integral part of these financial statements.

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Organization

Abcor Products, Inc. (the "Company"), a development stage company, was organized under the laws of the State of Florida on April 9, 1987 as HWS Noviembre Corporation. On May 19, 1989, the Company filed an amendment to its articles of incorporation changing its name to Abcor Products, Inc.

The Company, a "shell" entity, intends to effect a merger or acquire the assets or common stock of existing businesses. There can be no assurance of the Company's success in such endeavors.

The Company has not realized any revenues since the quarter ended
August 31, 1990 and has not conducted any significant business operations since the quarter ended November 30, 1990.

The Company reentered the development stage on November 30, 1990.

Activities during the development stage include development of a business plan, obtaining financing and effecting a merger or acquisition.

(B) Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash or cash equivalents as of the balance sheet dates presented in the financial statements.

(D) Income Taxes

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The income tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by valuation allowances.

As of May 31, 2002, the Company had $300,864 of net operating loss carryforwards ("NOL") expiring in the following fiscal years:

                           NOL Amount      Expiration Period
                          ------------     -----------------
                           $    2,095      May 31, 2005
                              297,869      May 31, 2006
                                  150      May 31, 2012
                                  750      May 31, 2018 - 2022

A deferred tax asset of $116,417 comprised of $99,871 for federal income taxes and $16,546 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL. During 2002, the Company's valuation allowance increased $31.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No 128, "Earnings Per Share." As of May 31, 2002, 2001, 2000, 1999, 1998 and 1997, the Company did not
have any common share equivalents.

(F) Segment Information

The Company operates in one segment and therefore segment information is not presented.

(G) Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion
No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock warrants issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock warrants at the grant date using the Black-Scholes option pricing model.

(H) Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"; SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67"; SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29"; and SFAS No. 123 (revised 2004), "Share-Based Payment", were issued after the Company's May 31, 2003 year-end and do not have applicability to the Company's operations nor any impact on the Company's financial statements.
                                                                F-8

NOTE 2	LOANS FROM SHAREHOLDER

The Company's founding shareholder has loaned the Company $150 in each of the six fiscal years from May 31, 1997 to May 31, 2002. As of May 31, 2002, the Company owes the shareholder $900. The loans are unsecured, payable on demand and non-interest bearing (See Note 4).

NOTE 3	CAPITAL STOCK

(A) Common Stock

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

Common stock issuances from November 30, 1990 (inception of development stage) to May 31, 2002 were as follows:

     i. During fiscal year ended May 31, 1991, the Company issued
        1,954,443 shares of common stock for cash of $190,891 ($0.098 per share).

The financial statements reflect the retroactive application of the following stock splits:

     i. On October 31, 1989, the Company authorized a reverse stock split of one share for each 40 shares outstanding.

     ii. On August 10, 1995, the Company authorized a reverse stock split of one share for each 100 shares outstanding.

     iii. On March 1, 2004, the Company authorized a forward stock split of two shares for each share outstanding.
                                                                F-9
(B) Preferred Stock

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

NOTE 4	RELATED PARTY TRANSACTIONS

See Note 2.

NOTE 5	GOING CONCERN

The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $300,714. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.
The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and/or effect a merger or acquire the assets or common stock of an existing business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As more fully discussed in Note 7, subsequent to the Company's year end, the Company entered into an agreement for the exchange of common stock with an unrelated party. Management believes that the successful consummation of said agreement can provide the Company with the opportunity to continue as a going concern.

NOTE 6 - UNAUDITED QUARTERLY FINANCIAL DATA

The quarterly financial data presented below has been prepared by the Company, without audit. In the opinion of management, all adjustments necessary to present fairly the unaudited financial position, results of operations and cash flows for all periods presented have been made.

Certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted for the quarterly periods presented. The interim financial data should be read in conjunction with the year-end financial statements and notes thereto included herein. The results of operations for the periods presented are not necessarily indicative of the operating results for the full year.

                                                                F-10

The data presented below is stated in U.S. dollars other than the category "Weighted Average Shares-Basic and Diluted" which is stated in terms of the weighted average number of common shares issued and outstanding.

For the Year Ended May 31, 1997:
                                      First        Second         Third
                                     Quarter       Quarter       Quarter
                                  ----------------------------------------
Total Assets                               -             -             -
Total Liabilities                          -             -           150
Deficit Accumulated During
 Development Stage                  (260,577)     (260,577)     (260,727)
Total Accumulated Deficiency        (299,964)     (299,964)     (300,114)
Total Shareholders' Deficiency             -             -          (150)

Revenue                                    -             -             -
Net Loss                                   -             -          (150)
Net Loss Per Share                         -             -      (0.00007)
Weighted Average Shares -
 Basic and Diluted                 2,004,088     2,004,088     2,004,088

Net Cash Used In Operating
 Activities                                -             -          (150)
Net Cash Provided By Financing
 Activities                                -             -           150
Net Increase (Decrease) in
 Cash and Cash Equivalents                 -             -             -


For the Year Ended May 31, 1998:
                                      First        Second         Third
                                     Quarter       Quarter       Quarter
                                  ----------------------------------------
Total Assets                               -             -             -
Total Liabilities                        150           150           300
Deficit Accumulated During
 Development Stage                  (260,727)     (260,727)     (260,877)
Total Accumulated Deficiency        (300,114)     (300,114)     (300,264)
Total Shareholders' Deficiency          (150)         (150)         (300)

Revenue                                    -             -             -
Net Loss                                   -             -          (150)
Net Loss Per Share                         -             -      (0.00007)
Weighted Average Shares -
 Basic and Diluted                 2,004,088     2,004,088     2,004,088

                                                                F-11
Net Cash Used In Operating
 Activities                                -             -          (150)
Net Cash Provided By Financing
 Activities                                -             -           150
Net Increase (Decrease) in
 Cash and Cash Equivalents                 -             -             -

The data presented below is stated in U.S. dollars other than the category "Weighted Average Shares-Basic and Diluted" which is stated in terms of the weighted average number of common shares issued and outstanding.

For the Year Ended May 31, 1999:
                                      First        Second         Third
                                     Quarter       Quarter       Quarter
                                  ----------------------------------------
Total Assets                               -             -             -
Total Liabilities                        300           300           450
Deficit Accumulated During
 Development Stage                  (260,877)     (260,877)     (261,027)
Total Accumulated Deficiency        (300,264)     (300,264)     (300,414)
Total Shareholders' Deficiency          (300)         (300)         (450)

Revenue                                    -             -             -
Net Loss                                   -             -          (150)
Net Loss Per Share                         -             -      (0.00007)
Weighted Average Shares -
 Basic and Diluted                 2,004,088     2,004,088     2,004,088

Net Cash Used In Operating
 Activities                                -             -          (150)
Net Cash Provided By Financing
 Activities                                -             -           150
Net Increase (Decrease) in
 Cash and Cash Equivalents                 -             -             -

For the Year Ended May 31, 2000:
                                      First        Second         Third
                                     Quarter       Quarter       Quarter
                                  ----------------------------------------
Total Assets                               -             -             -
Total Liabilities                        450           450           600
Deficit Accumulated During
 Development Stage                  (261,027)     (261,027)     (261,177)
Total Accumulated Deficiency        (300,414)     (300,414)     (300,564)
Total Shareholders' Deficiency          (450)         (450)         (600)

Revenue                                    -             -             -
Net Loss                                   -             -          (150)
Net Loss Per Share                         -             -      (0.00007)
Weighted Average Shares -
 Basic and Diluted                 2,004,088     2,004,088     2,004,088

Net Cash Used In Operating
 Activities                                -             -          (150)
Net Cash Provided By Financing
 Activities                                -             -           150
Net Increase (Decrease) in
 Cash and Cash Equivalents                 -             -             -

                                                                F-12

The data presented below is stated in U.S. dollars other than the category "Weighted Average Shares-Basic and Diluted" which is stated in terms of the weighted average number of common shares issued and outstanding.

For the Year Ended May 31, 2001:
                                      First        Second         Third
                                     Quarter       Quarter       Quarter
                                  ----------------------------------------
Total Assets                               -             -             -
Total Liabilities                        600           600           750
Deficit Accumulated During
 Development Stage                  (261,177)     (261,177)     (261,327)
Total Accumulated Deficiency        (300,564)     (300,564)     (300,714)
Total Shareholders' Deficiency          (600)         (600)         (750)

Revenue                                    -             -             -
Net Loss                                   -             -          (150)
Net Loss Per Share                         -             -      (0.00007)
Weighted Average Shares -
 Basic and Diluted                 2,004,088     2,004,088     2,004,088

Net Cash Used In Operating
 Activities                                -             -          (150)
Net Cash Provided By Financing
 Activities                                -             -           150
Net Increase (Decrease) in
 Cash and Cash Equivalents                 -             -             -

For the Year Ended May 31, 2002:
                                      First        Second         Third
                                     Quarter       Quarter       Quarter
                                  ----------------------------------------
Total Assets                               -             -             -
Total Liabilities                        750           750           900
Deficit Accumulated During
 Development Stage                  (261,327)     (261,327)     (261,477)
Total Accumulated Deficiency        (300,714)     (300,714)     (300,864)
Total Shareholders' Deficiency          (750)         (750)         (900)

Revenue                                    -             -             -
Net Loss                                   -             -          (150)
Net Loss Per Share                         -             -      (0.00007)
Weighted Average Shares -
 Basic and Diluted                 2,004,088     2,004,088     2,004,088

Net Cash Used In Operating
 Activities                                -             -          (150)
Net Cash Provided By Financing
 Activities                                -             -           150
Net Increase (Decrease) in
 Cash and Cash Equivalents                 -             -             -

                                                                F-13

NOTE 7  SUBSEQUENT EVENTS

On March 1, 2004, the Company authorized a forward stock split of two shares for each share outstanding. The financial statements reflect the retroactive application of the stock split.

On April 15, 2004, the Company issued 20,000,000 common shares to its founding shareholder for services rendered ($0.001 per share).

On April 27, 2005, the Company entered into an agreement with an unrelated party (hereinafter referred to as "CRS") to acquire 100% of the common stock of CRS in exchange for 17,995,912 common shares of the Company. The consummation of the transaction is contingent upon the following conditions:

     i. The Company has been brought into full compliance with its reporting obligations under the Securities Exchange Act of 1934 and (2) the Company has filed and mailed to its shareholders a statement complying with the requirements of SEC Rule 14f-1.

     ii. The "closing" of this agreement shall occur ten days after each of the two conditions referred to above have been satisfied. In the event the closing does not occur within 60 days after the date of the agreement, the agreement will terminate and have no further force or effect.

                                                                F-14


                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ABCOR PRODUCTS, INC.

                                          By: /s/ Dale B. Finfrock, Jr.
                                          -----------------------------
                                          Dale B. Finfrock, Jr., Chief
                                           Executive Officer

     In accordance with the Exchange Act, this Report has been signed below on June 15, 2005 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Dale B. Finfrock, Jr.
---------------------------------
Dale B. Finfrock, Jr., Director
Chief Executive Officer, Chief
Financial and Accounting Officer

/s/ Jeremy P. Feakins
---------------------------------
Jeremy P. Feakins, Director