Form 10KSB
period 2003-05-31
ABCOR PRODUCTS INC
filed 2005-06-17
CIK 816958

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal year ended May 31, 2003

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                        Commission File No. 33-14987-A

                              ABCOR PRODUCTS, INC.
               ---------------------------------------------
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

                                    -1-

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

                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

     (a) Market Information

     Abcor's common stock is quoted on the Pink Sheets under the symbol "ABPR." Set forth below are the high and low bid prices for each of the fiscal quarters during the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.
                                     Bid
                             -------------------
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

                                    -2-
     (c)  Dividends

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

     (d)  Sale of Unregistered Securities

     The Company did not issue any unregistered equity securities during the 4th quarter of its 2003 fiscal year.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of its 2003 fiscal year.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     Abcor has not had any business operations since 1990. During the years ended May 31, 2003 and 2002, Abcor had no revenue. Its only expense during that period consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

     Liquidity and Capital Resources

     At May 31, 2003 Abcor had no assets and only one liability: $1,050 owed to its President.

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

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of May 31, 2003 did not involve the implementation of any critical accounting policies.

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

Item 8A.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Dale B. Finfrock, Jr., our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Abcor's disclosure controls and procedures as of May 31, 2003. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Abcor in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Abcor is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Finfrock concluded that Abcor's system of disclosure controls and procedures was effective as of May 31, 2003 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fourth quarter of Abcor's 2003 fiscal year that has materially affected or is reasonably likely to materially affect Abcor's internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended May 31, 2003.

Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Dale B. Finfrock, Jr., its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended May 31, 2003, 2002 and 2001. There were no executive officers whose total salary and bonus for the fiscal year ended May 31, 2003 exceeded $100,000.

                                     Compensation
                                    Year    Salary
                                  ------------------
Dale B. Finfrock, Jr.                2003    $0
                                     2002    $0
                                     2001    $0

     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended May 31, 2003 and those options held by him on May 31, 2003.

                  Option Grants in the Last Fiscal Year

                               Percent                          Potential
                               of total                         realizable
               Number of       options                          value at assumed
               securities      granted to                       annual rates of
               underlying      employees   Exercise             appreciation of
               option          in fiscal   Price     Expiration for option term
Name           granted         year        ($/share) Date          5%      10%
--------------------------------------------------------------------------------
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

                                Amount and
                                Nature of
Name and Address		Beneficial		Percentage
of Beneficial Owner (1)         Ownership               of Class
-----------------------------------------------------------------------
Dale B. Finfrock, Jr.           21,382,824 (2)            97.2%

Jeremy P. Feakins                        0                --
 Care Recruitment Solutions
 International, Inc.
 826 Broadway, 9th Floor
 New York, NY 10003

All officers and directors
 as a group (2 persons)         21,382,824 (2)            97.2%
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

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of May 31, 2003.

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
                          ------------------------------------------------

Equity compensation plans
approved by security
holders..........              0                --               0

Equity compensation plans
not approved by security
holders.....                   0                --               0
                           -----            ------           -----

Total..............            0                --               0
                           =====            ======           =====

Item 12.  Certain Relationships and Related Transactions

     None.

Item 13.  Exhibit List and Reports on Form 8-K

     (a) Financial Statements

     Report of Independent Registered Public Accounting Firm

     Balance Sheet - May 31, 2003

     Statements of Operations - Years ended May 31, 2003 and 2002 and Period from November 30, 1990 (Inception of Development Stage) to May 31, 2003.

     Statement of Changes in Shareholders' Deficiency - Period from
      November 30, 1990 (Inception of Development Stage) to May 31, 2003

     Statements of Cash Flows - Years ended May 31, 2003 and 2002 and Period from November 30, 1990 (Inception of Development Stage) to May 31, 2003.

     Notes to Financial Statements

     (b) Exhibit List

3-a  Articles of Incorporation, as amended. (1)

3-b  By-laws (1)

10-a Agreement for the Exchange of Common Stock - filed as an exhibit to the Company's Current Report on Form 8-K dated
     April 27, 2005 and incorporated herein by reference.

16 Letter of Angel E. Lana, P.A. - filed as an exhibit to the Company's Annual Report on Form 10-KSB for the years ended May 31, 1997, 1998, 1999, 2000, 2001 and 2002 and incorporated herein by reference.

21   Subsidiaries - None

31   Rule 13a-14(a) Certification

32   Rule 13a-14(b) Certification
_________________________________________

(1) Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-14987-A) and incorporated herein by reference.

     (c) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the 4th quarter of its 2003 fiscal year.

Item 14.  Principal Accountant Fees and Services

     In May 2005 Abcor retained Webb & Company, P.A. as its principal accountant. Webb & Company, P.A. had performed no services for Abcor prior to that date.

     Audit Fees

     Webb & Company, P.A. billed $1500 in connection with the audit of the Company's financial statements for the year ended May 31, 2003 and $1500 in connection with the audit of the Company's financial statements for the year ended May 31, 2002.

     Audit-Related Fees

     Webb & Company, P.A. did not bill the Company for any Audit-
Related fees in the years ended May 31, 2003 or 2002.

     Tax Fees

     Webb & Company, P.A. did not bill the Company in the years ended May 31, 2003 or 2002 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, P.A. did not bill the Company for any other fees in the years ended May 31, 2003 or 2002.

     It is the policy of the Company that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Abcor Products, Inc.

We have audited the accompanying balance sheet of Abcor Products, Inc. as of May 31, 2003, and the related statements of operations, changes in shareholders' deficiency and cash flows for the years ended May 31, 2003 and 2002 and for the period from November 30, 1990 (inception of development stage) to May 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.
 An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Abcor Products, Inc. as of May 31, 2003 and the results of its operations and its cash flows for the years ended May 31, 2003 and 2002 and for the period from November 30, 1990 (inception of development stage) to May 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has no operations and has had recurring losses since inception and an accumulated deficit of $301,014 from inception of the development stage. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 5.
 The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
June 2, 2005

                                                                F-1
                             ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                                MAY 31, 2003



ASSETS
 CURRENT ASSETS
  Cash and cash equivalents         $      -
                                     -------

TOTAL ASSETS                        $      -
                                     =======

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

 CURRENT LIABILITIES
  Loans from shareholder            $  1,050
                                     -------
TOTAL CURRENT LIABILITIES           $  1,050

SHAREHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par
  value, 12% redeemable and
  convertible, 1,000,000 shares
  authorized, none issued
  and outstanding                          -
 Common stock, no par value,
  50,000,000 Class A common
  shares and 150,000,000
  ordinary common shares
  authorized, no Class A common
  shares and 2,004,088 ordinary
  common shares issued and
  outstanding, respectively          299,964
 Accumulated deficit                 (39,387)
 Deficit accumulated during
  development stage                 (261,627)
                                     -------
Total Shareholders' Deficiency        (1,050)
                                     -------
TOTAL LIABILITIES AND SHAREHOLDERS'
 DEFICIENCY                         $      -
                                     =======




The accompanying notes are an integral part of these financial statements.

                           ABCOR PRODUCTS, INC.
                      (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                                                                   For the
                                                                 Period From
                                       For the     For the    November 30, 1990
                                      Year Ended  Year Ended    (Inception of
                                       May 31,     May 31,    Development Stage)
                                        2003        2002       to May 31, 2003
                                  ----------------------------------------------

REVENUES                            $         -    $        -   $         -

COST OF REVENUES                              -             -             -
                                      ---------     ---------     ---------
GROSS PROFIT                                  -             -             -

OPERATING EXPENSES
 General and administrative                 150           150       261,627
                                      ---------     ---------     ---------
Total Operating Expenses                    150           150       261,627

LOSS BEFORE PROVISION FOR INCOME
 TAXES                                     (150)         (150)     (261,627)

Provision for Income Taxes                    -             -             -
                                      ---------     ---------     ---------
NET LOSS                            $      (150)   $     (150)  $  (261,627)
                                      =========     =========     =========
Net loss per common share -
 basic and diluted                  $  (0.00007)   $ (0.00007)  $   (0.1306)
                                      =========     =========     =========
Weighted average number of common
 shares outstanding - basic and
 diluted                              2,004,088     2,004,088     2,004,088
                                      =========     =========     =========




The accompanying notes are an integral part of these financial statements.

                                                                F-3
                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
   FOR THE PERIOD FROM NOVEMBER 30, 1990 (INCEPTION OF DEVELOPMENT STAGE)
                               TO MAY 31, 2003

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


                                             Class A          Ordinary                  Deficit During
                        Preferred Stock    Common Stock     Common Stock    Accumulated  Development
                        Shares  Amount     Shares Amount   Shares    Amount    Deficit      Stage       Total
                      --------------------------------------------------------------------------------------

Net loss for the year
 ended May 31, 1998          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 1998        -       -          -      - 2,004,088   299,964   (39,387)     (260,877)      (300)

Net loss for the year
 ended May 31, 1999          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 1999        -       -          -      - 2,004,088   299,964   (39,387)     (261,027)      (450)

Net loss for the year
 ended May 31, 2000          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 2000        -       -          -      - 2,004,088   299,964   (39,387)     (261,177)      (600)

Net loss for the year
 ended May 31, 2001          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 2001        -       -          -      - 2,004,088   299,964   (39,387)     (261,327)      (750)

Net loss for the year
 ended May 31, 2002          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
Balance, MAY 31, 2002        -       -          -      - 2,004,088   299,964   (39,387)     (261,477)      (900)

Net loss for the year
 ended May 31, 2003          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
BALANCE, MAY 31, 2003        -  $    -          - $    - 2,004,088  $299,964  $(39,387)    $(261,627)    (1,050)




The accompanying notes are an integral part of these financial statements.

                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                   For the
                                                                 Period From
                                       For the     For the    November 30, 1990
                                      Year Ended  Year Ended    (Inception of
                                       May 31,     May 31,    Development Stage)
                                        2003        2002       to May 31, 2003
                                     -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                             $   (150)   $   (150)      $  (261,627)
                                       -------     -------         ---------
 Net Cash Used In Operating Activities    (150)       (150)         (261,627)
                                       -------     -------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans received from shareholder           150         150             1,050
 Proceeds from sale of common stock          -           -           190,891
                                       -------     -------         ---------
 Net Cash Provided by Financing
  Activities                               150         150           191,941
                                       -------     -------         ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                            -           -           (69,686)

CASH AND CASH EQUIVALENTS - BEGINNING
 OF PERIOD                                   -           -            69,686
                                       -------     -------         ---------
CASH AND CASH EQUIVALENTS - END OF
 PERIOD                               $      -    $      -       $         -
                                       =======     =======         =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid during the year for
  interest                            $      -    $      -       $         -
                                       =======     =======         =========
 Cash paid during the year for income
  taxes                               $      -    $      -       $         -
                                       =======     =======         =========



The accompanying notes are an integral part of these financial statements.

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                                                                F-7
As of May 31, 2003, the Company had $301,014 of net operating loss carryforwards ("NOL") expiring in the following fiscal years:

              NOL Amount         Expiration Period

               $  2,095            May 31, 2005
                297,869            May 31, 2006
                    150            May 31, 2012
                    900         May 31, 2018 - 2023

A deferred tax asset of $116,448 comprised of $99,894 for federal income taxes and $16,554 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL. During 2003, the Company's valuation allowance increased $31.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No 128, "Earnings Per Share." As of May 31, 2003 and 2002, the Company did not have any common share equivalents.

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

The Company's founding shareholder has loaned the Company $150 in each of the seven fiscal years from May 31, 1997 to May 31, 2003. As of May 31, 2003, the Company owes the shareholder $1,050. The loans are unsecured, payable on demand and non-interest bearing (See Note 4).

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

Common stock issuances from November 30, 1990 (inception of development stage) to May 31, 2003 were as follows:

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

The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $301,014. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and/or effect a merger or acquire the assets or common stock of an existing business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As more fully discussed in Note 6, subsequent to the Company's year end, the Company entered into an agreement for the exchange of common stock with an unrelated party. Management believes that the successful consummation of said agreement can provide the Company with the opportunity to continue as a going concern.

NOTE 6	SUBSEQUENT EVENTS

On March 1, 2004, the Company authorized and effectuated a stock split of two common shares for each common share outstanding. The financial statements reflect the retroactive application of the stock split.

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

                                          ABCOR PRODUCTS, INC.

                                          By: /s/ Dale B. Finfrock, Jr.
                                          --------------------------------
                                          Dale B. Finfrock, Jr., Chief
                                           Executive Officer

     In accordance with the Exchange Act, this Report has been signed below on June 15, 2005 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ Dale B. Finfrock, Jr.
-----------------------------------
Dale B. Finfrock, Jr., Director
 Chief Executive Officer, Chief
 Financial and Accounting Officer

/s/ Jeremy P. Feakins
-----------------------------------
Jeremy P. Feakins, Director