Form 10KSB
period 2004-05-31
ABCOR PRODUCTS INC
filed 2005-06-17
CIK 816958

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                           _____________________

                                FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the fiscal years ended May 31, 2004

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

                                 Bid
                        ---------------------
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

     (d)  Sale of Unregistered Securities

     In April 2004 Abcor issued 20,000,000 shares of common stock to Dale B. Finfrock, Jr. The shares were issued in consideration of Mr. Finfrock's services to Abcor. The shares were valued at $.001 per share. The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Abcor and was acquiring the shares for his own account. There were no underwriters.

     (e) Repurchase of Equity Securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of its 2004 fiscal year.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition

     Results of Operations

     Abcor has not had any business operations since 1990. During the years ended May 31, 2004 and 2003, Abcor had no revenue. Its only expense during that period consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

     Liquidity and Capital Resources

     At May 31, 2004 Abcor had no assets and only one liability: $1,200 owed to its President.

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

     Application of Critical Accounting Policies

     The preparation of our balance sheet as of May 31, 2004 did not involve the implementation of any critical accounting policies.

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

Item 8A.  Controls and Procedures

     Evaluation of Disclosure Controls and Procedures. Dale B. Finfrock, Jr., our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Abcor's disclosure controls and procedures as of May 31, 2004. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Abcor in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Abcor is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Finfrock concluded that Abcor's system of disclosure controls and procedures was effective as of May 31, 2004 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the fourth quarter of Abcor's 2004 fiscal year that has materially affected or is reasonably likely to materially affect Abcor's internal control over financial reporting.

Item 8B.  Other Information

     None.
                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The officers and directors of the Company are:
                                                              Director
 Name			Age	Position with the Company	Since
------------------------------------------------------------------------
Dale B. Finfrock, Jr.	63	Director, President		1995
Jeremy P. Feakins	52	Director			2005

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

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended May 31, 2004, except that Dale B Finfrock, Jr. failed to file a Form 4 to report the acquisition of shares from the Company.

Item 10.  Executive Compensation

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Dale B. Finfrock, Jr., its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended May 31, 2004, 2003 and 2002. There were no executive officers whose total salary and bonus for the fiscal year ended May 31, 2004 exceeded $100,000.

                                      Compensation
                            Year    Salary      Other

Dale B. Finfrock, Jr.       2004      $0       $20,000(1)
                            2003      $0
                            2002      $0
   ______________________________

(1) Represents the market value of 20,000,000 common shares granted to Mr. Finfrock by the Company in April 2004.

Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended May 31, 2004 and those options held by him on May 31, 2004.

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

                                Amount and
                                Nature of
Name and Address		Beneficial		Percentage
of Beneficial Owner(1)          Ownership               of Class
------------------------------------------------------------------------
Dale B. Finfrock, Jr. 		21,382,824(2)   	 97.2%

Jeremy P. Feakins                        0               --
 Care Recruitment Solutions
 International, Inc.
 826 Broadway, 9th Floor
 New York, NY 10003

All officers and directors
 as a group (2 persons)         21,382,824(2)            97.2%

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

Equity Compensation Plan Information

     The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of May 31, 2004.

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

     None.

Item 13.  Exhibit List and Reports on Form 8-K

     (a) Financial Statements

     Report of Independent Registered Public Accounting Firm

     Balance Sheet - May 31, 2004

     Statements of Operations - Years ended May 31, 2004 and 2003 and Period from November 30, 1990 (Inception of Development
      Stage) to May 31, 2004

     Statement of Changes in Shareholders' Deficiency - Period from
      November 30, 1990 (Inception of Development Stage) to May 31, 2004

     Statements of Cash Flows - Years ended May 31, 2004 and 2003 and Period from November 30, 2004 (Inception of Development
      Stage) to May 31, 2004

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

     (c) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the 4th quarter of its 2004 fiscal year.

Item 14.  Principal Accountant Fees and Services

     In May 2005 Abcor retained Webb & Company, P.A. as its principal accountant. Webb & Company, P.A. had performed no services for Abcor prior to that date.

     Audit Fees

     Webb & Company, P.A. billed $1500 in connection with the audit of the Company's financial statements for the year ended May 31, 2004 and $1500 in connection with the audit of the Company's financial statements for the year ended May 31, 2003.

     Audit-Related Fees

     Webb & Company, P.A. did not bill the Company for any Audit-
Related fees in the years ended May 31, 2004 or 2003.

     Tax Fees

     Webb & Company, P.A. did not bill the Company in the years ended May 31, 2004 or 2003 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, P.A. did not bill the Company for any other fees in the years ended May 31, 2004 or 2003.

     It is the policy of the Company that all services other than audit, review or attest services, must be pre-approved by the Board of Directors.

         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Abcor Products, Inc.

We have audited the accompanying balance sheet of Abcor Products, Inc. as of May 31, 2004, and the related statements of operations, changes in shareholders' deficiency and cash flows for the years ended May 31, 2004 and 2003 and for the period from November 30, 1990 (inception of development stage) to May 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Abcor Products, Inc. as of May 31, 2004 and the results of its operations and its cash flows for the years ended May 31, 2004 and 2003 and for the period from November 30, 1990 (inception of development stage) to May 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 5 to the financial statements, the Company has no operations and has had recurring losses since inception and an accumulated deficit of $321,164 from inception of the development stage. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 5.
 The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


WEBB & COMPANY, P.A.

Boynton Beach, Florida
June 2, 2005
                                                                F-1

                            ABCOR PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                               MAY 31, 2004

ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                 $        -
                                             ---------
TOTAL ASSETS                                $        -
                                             ---------

LIABILITIES AND SHAREHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
  Loans from shareholder                    $    1,200
                                             ---------
TOTAL CURRENT LIABILITIES                   $    1,200
                                             ---------
SHAREHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par value,
  12% redeemable and convertible,
  1,000,000 shares authorized, none
  issued and outstanding                             -
 Common stock, no par value,
  50,000,000 Class A common
  shares and 150,000,000 ordinary
  common shares authorized, no
  Class A common shares and 22,004,088
  ordinary common shares issued and
  outstanding, respectively                    319,964
 Accumulated deficit                           (39,387)
 Deficit accumulated during development
  stage                                       (281,777)
                                             ---------
Total Shareholders' Deficiency                  (1,200)
                                             ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
 DEFICIENCY                                 $        -
                                             =========

The accompanying notes are an integral part of these financial statements.

                             ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS

                                                                   For the
                                                                 Period From
                                       For the     For the    November 30, 1990
                                      Year Ended  Year Ended    (Inception of
                                       May 31,     May 31,    Development Stage)
                                        2004        2003       to May 31, 2004
                                  ----------------------------------------------

REVENUES                            $         -    $        -   $         -

COST OF REVENUES                              -             -             -
                                      ---------     ---------     ---------
GROSS PROFIT                                  -             -             -

OPERATING EXPENSES
 General and administrative              20,150           150       281,777
                                      ---------     ---------     ---------
Total Operating Expenses                 20,150           150       281,777
                                      ---------     ---------     ---------
LOSS BEFORE PROVISION FOR INCOME
 TAXES                                  (20,150)         (150)     (281,777)

Provision for Income Taxes                    -             -             -
                                      ---------     ---------     ---------
NET LOSS                            $   (20,150)   $     (150)  $  (281,777)
                                      =========     =========     =========
Net loss per common share -
 basic and diluted                  $   (0.0044)   $ (0.00007)  $   (0.1284)

Weighted average number of common
 shares outstanding - basic and
 diluted                              4,572,394     2,004,088     2,194,680
                                      =========     =========     =========

The accompanying notes are an integral part of these financial statements.

                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
     FOR THE PERIOD FROM NOVEMBER 30, 1990 (INCEPTION OF DEVELOPMENT STAGE)
                              TO MAY 31, 2004

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


                                             Class A          Ordinary                  Deficit During
                        Preferred Stock    Common Stock     Common Stock    Accumulated  Development
                        Shares  Amount     Shares Amount   Shares    Amount    Deficit      Stage          Total
                      -------------------------------------------------------------------------------------------

Net loss for the year
 ended May 31, 1998          -       -          -      -          -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
Balance, May 31, 1998        -       -          -      -  2,004,088   299,964   (39,387)     (260,877)      (300)

Net loss for the year
 ended May 31, 1999          -       -          -      -          -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
Balance, May 31, 1999        -       -          -      -  2,004,088   299,964   (39,387)     (261,027)      (450)

Net loss for the year
 ended May 31, 2000          -       -          -      -          -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
Balance, May 31, 2000        -       -          -      -  2,004,088   299,964   (39,387)     (261,177)      (600)

Net loss for the year
 ended May 31, 2001          -       -          -      -          -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
Balance, May 31, 2001        -       -          -      -  2,004,088   299,964   (39,387)     (261,327)      (750)

Net loss for the year
 ended May 31, 2002          -       -          -      -          -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
Balance, MAY 31, 2002        -       -          -      -  2,004,088   299,964   (39,387)     (261,477)      (900)

Net loss for the year
 ended May 31, 2003          -       -          -      -          -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
BALANCE, MAY 31, 2003        -       -          -      -  2,004,088   299,964   (39,387)     (261,627)    (1,050)

Stock issued for
 services                    -       -          -      - 20,000,000    20,000         -             -     20,000

Net loss for the year
 ended May 31, 2004          -       -          -      -          -         -         -       (20,150)  (281,777)
                      ------------------------------------------------------------------------------------------
BALANCE, MAY 31, 2004        -  $    -          - $    - 22,004,088   319,964  $(39,387)   $ (281,777) $  (1,200)
                      ==========================================================================================


The accompanying notes are an integral part of these financial statements.

                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF CASH FLOWS

                                                                   For the
                                                                 Period From
                                       For the     For the    November 30, 1990
                                      Year Ended  Year Ended    (Inception of
                                       May 31,     May 31,    Development Stage)
                                        2004        2003       to May 31, 2004
                                     -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                              $ (20,150)  $   (150)      $  (281,777)
 Adjustment to reconcile net loss to
  net cash used in operating activities:
  Common stock issued for services        20,000          -            20,000
                                         -------    -------        ----------
Net Cash Used In Operating Activities       (150)      (150)         (261,777)
                                         -------    -------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans received from shareholder             150        150             1,200
 Proceeds from sale of common stock            -          -           190,891
Net Cash Provided By Financing           -------    -------        ----------
 Activities                                  150        150           192,091
                                         -------    -------        ----------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                              -          -           (69,686)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                           -          -            69,686
                                         -------    -------        ----------
CASH AND CASH EQUIVALENTS - END
 OF PERIOD                              $      -   $      -       $         -
                                        ========    =======        ==========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:

 Cash paid during the year for interest $      -   $      -       $         -
                                        ========    =======        ==========
 Cash paid during the year for income
  taxes                                 $      -   $      -       $         -
                                        ========    ========       ==========

The accompanying notes are an integral part of these financial statements.

                            ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                             AS OF MAY 31, 2004

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

                                                                F-7
(D) Income Taxes

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

As of May 31, 2004, the Company had $321,164 of net operating loss carryforwards ("NOL") expiring in the following fiscal years:

                               NOL Amount   Expiration Period

                               $   2,095       May 31, 2005
                                 297,869       May 31, 2006
                                     150       May 31, 2012
                                  21,050    May 31, 2018 - 2024

A deferred tax asset of $120,579 comprised of $102,917 for federal income taxes and $17,662 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL. During 2004, the Company's valuation allowance increased $4,131.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No 128, "Earnings Per Share." As of May 31, 2004 and 2003, the Company did not have any common share equivalents.

(F) Segment Information

The Company operates in one segment and therefore segment information is not presented.

(G) Stock-Based Compensation

The Company applies Accounting Principles Board ("APB")
Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock warrants issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock warrants at the grant date using the Black-Scholes option pricing model.
                                                                F-8
(H) Recent Accounting Pronouncements

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

The Company's founding shareholder has loaned the Company $150 in each of the eight fiscal years from May 31, 1997 to May 31, 2004. As of May 31, 2004, the Company owes the shareholder $1,200. The loans are unsecured, payable on demand and non-interest bearing (See Note 4).

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

The common shares carry no preemptive rights and are not redeemable. Cumulative voting is not permitted. All shareholders are entitled to participate equally in dividends and rank equally in the event of liquidation.
                                                                F-9
Common stock issuances from November 30, 1990 (inception of development stage) to May 31, 2004 were as follows:

     i. During fiscal year ended May 31, 1991, the Company issued 1,954,443 shares of common stock for cash of $190,891 ($0.098 per share).

     ii. On April 15, 2004, the Company issued 20,000,000 common shares to its founding shareholder for services rendered ($0.001 per share).

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

See Notes 2 and 3.

NOTE 5	GOING CONCERN

The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $321,164. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and/or effect a merger or acquire the assets or common stock of an existing business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
                                                                F-10

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





                                                                F-11

                               SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    ABCOR PRODUCTS, INC.

                                    By: /s/ Dale B. Finfrock, Jr.
                                    ------------------------------
                                    Dale B. Finfrock, Jr., Chief
                                    Executive Officer

     In accordance with the Exchange Act, this Report has been signed below on June 15, 2005 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Dale B. Finfrock, Jr.
----------------------------------
Dale B. Finfrock, Jr., Director
 Chief Executive Officer, Chief
 Financial and Accounting Officer

/s/ Jeremy P. Feakins
----------------------------------
Jeremy P. Feakins, Director