Form 10QSB
period 2002-08-31
ABCOR PRODUCTS INC
filed 2005-07-11
CIK 816958

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                         Commission File No. 33-14987-A

                             ABCOR PRODUCTS, INC.
                ---------------------------------------------
                (Name of Small Business Issuer in its Charter)


              Florida                                     65-0023471
 ----------------------------------------------------------------------------
 (State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
  incorporation or organization)

                 826 Broadway, 9th Floor,  New York, NY 10003
                 --------------------------------------------
                   (Address of Principal Executive Offices)

                   Issuer's Telephone Number: (212) 505-0282

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports),  and (2) has been subject
to such filing requirements for the past 90 days.   Yes  [X]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                              July 8, 2005
                              Common Shares: 19,997,940

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

PART 1 - FINANCIAL INFORMATION

                             ABCOR PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                           AS OF AUGUST 31, 2002
                               (UNAUDITED)

ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                $        -
                                              -------
TOTAL ASSETS                               $        -
                                              =======
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
  Loan payable - stockholder                      900
                                              -------
TOTAL LIABILITIES                                 900
                                              -------
STOCKHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par value,
  12% redeemable and convertible,
  1,000,000 shares authorized, none
  issued and outstanding                            -
 Common stock, no par value,
  50,000,000 Class A common shares and
  150,000,000 Ordinary common shares
  authorized, no Class A common shares
  and 2,004,088 ordinary common shares
  issued and outstanding, respectively        299,964
 Accumulated deficit                          (39,387)
 Deficit accumulated during development
  stage                                      (261,477)
                                              -------
 Total Stockholders' Deficiency                  (900)
                                              -------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                                $        -
                                              =======


See accompanying notes to financial statements

                                                                F-1

                            ABCOR PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                                (UNAUDITED)                        For the
                                                                 Period From
                                                              November 30, 1990
                                                                 (Inception
                            For The Three      For The Three    of Development
                            Months Ended       Months Ended       Stage) to
                           August 31, 2002   August 31, 2001   August 31, 2002
                           ----------------------------------------------------
REVENUES                      $       -       $       -        $        -

COST OF REVENUES                      -               -                 -
                               --------        --------          --------
GROSS PROFIT                          -               -                 -
                               --------        --------          --------

OPERATING EXPENSES
 General and administrative           -               -           261,477
                               --------        --------          --------

Total Operating Expenses              -               -           261,477
                               --------        --------          --------
LOSS FROM OPERATIONS                  -               -          (261,477)

OTHER INCOME (EXPENSE)
 Interest expense                     -               -                 -
 Interest income                      -               -                 -
                               --------        --------          --------
Total Other Income (Expense)          -               -                 -
                               --------        --------          --------
LOSS BEFORE PROVISION FOR
 INCOME TAXES                         -               -          (261,477)

Provision for Income Taxes            -               -                 -
                               --------        --------          --------
NET LOSS                      $       -       $       -        $ (261,477)
                               ========        ========          ========

NET LOSS PER SHARE -
 BASIC AND DILUTED            $       -       $       -        $  (0.1305)
                               ========        ========          ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED            2,004,088       2,004,088         2,004,088
                              =========       =========         =========

See accompanying notes to financial statements
                                                                F-2

                               ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (UNAUDITED)                        For the
                                                                 Period From
                                                              November 30, 1990
                                                                 (Inception
                            For The Three      For The Three    of Development
                            Months Ended       Months Ended       Stage) to
                           August 31, 2002   August 31, 2001   August 31, 2002
                           ----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                     $       -       $       -        $ (261,477)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Depreciation                        -               -                 -

 Changes in operating assets
   and liabilities:
   Increase in accounts
    payable and accrued
    expenses                          -               -                 -
                               --------        --------          --------
 Net Cash Used In Operating
  Activities                          -               -          (261,477)
                               --------        --------          --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of property and
  equipment                           -               -                 -
                               --------        --------          --------
Net Cash Used In Investing
 Activities                           -               -                 -
                               --------        --------          --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from loan payable -
  stockholder                         -               -               900
 Proceeds from issuance of
  common stock                        -               -           190,891
                               --------        --------          --------
Net Cash Provided By
 Financing Activities                 -               -           191,791
                               --------        --------          --------
NET INCREASE (DECREASE) IN
 CASH                                 -               -           (69,686)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                  -               -            69,686
                               --------        --------          --------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                $       -       $       -         $       -
                               ========        ========          ========

SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
 Cash paid during the year
  for interest                $       -       $       -         $       -
                               ========        ========          ========
 Cash paid during the year
  for income taxes            $       -       $       -         $       -
                               ========        ========          ========


See accompanying notes to financial statements

                                                                F-3

                              ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for the interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended May 31, 2002.

(B) Organization

Abcor Products, Inc. (the "Company"), a development stage company, was organized under the laws of the State of Florida on April 9, 1987 as HWS Noviembre Corporation. On May 19, 1989, the Company filed an amendment to its articles of incorporation changing its name to Abcor Products, Inc.

The Company, a "shell" entity, intends to effect a merger or acquire the assets or common stock of existing businesses. There can be no assurance of the Company's success in such endeavours.

The Company has not realized any revenues since the quarter ended August 31, 1990 and has not conducted any significant business operations since the quarter ended November 30, 1990.

The Company re-entered the development stage on November 30, 1990. Activities during the development stage include development of a business plan, obtaining financing and effecting a merger or acquisition.


(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash or cash equivalents as of the balance sheet dates presented in the financial statements.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of August 31, 2002 and 2001, there were no common share equivalents outstanding.
                                                                F-4
                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

<F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of August 31, 2002, the Company had $300,864 of net operating loss carryforwards ("NOL") of which $297,869 expires on May 31, 2006. A deferred tax asset of $116,417 comprised of $99,871 for federal income taxes and $16,546 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL.

(G) Segment Information

The Company operates in one segment and therefore segment information is not presented.

(H) Stock-Based Compensation

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

(I) Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3"; SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"; SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions
- an amendment of FASB Statements No. 66 and 67"; SFAS No. 153, "Exchanges of Non- monetary Assets - an amendment of APB Opinion No. 29"; and SFAS No. 123 (revised 2004), "Share-Based Payment", were issued after the Company's May 31, 2004 year-end and do not have applicability to the Company's operations nor any impact on the Company's financial statements.

NOTE 2	LOANS FROM SHAREHOLDER

The Company's founding shareholder has loaned the Company $150 in each of the six fiscal years from May 31, 1997 to May 31, 2002. As of August 31, 2002, the Company owes the shareholder $900. The loans are unsecured, payable on demand and non-interest bearing (See Note 4).
                                                                F-5
                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3	STOCKHOLDERS' EQUITY

(A) Common Stock

The common stock shares are divided into two classes, Class A common shares and ordinary common shares. The Company is authorized to issue 50,000,000 Class A common shares and 150,000,000 ordinary common shares. Class A common shares shall be converted automatically into ordinary common shares upon sale, death, or other transfer by the original holder other than to another Class A Common shareholder, or at any time at the written request of the original holder. No
Class A common shares are issued and outstanding.   The common shares carry no
pre-emptive rights and are not redeemable. Cumulative voting is not permitted. All shareholders are entitled to participate equally in dividends and rank equally in the event of liquidation.

Common stock issuances from November 30, 1990 (inception of development stage) to August 31, 2002 were as follows:

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

The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $300,864. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and/or effect a merger or acquire the assets or common stock of an existing business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As more fully discussed in Note 6, subsequent to the Company's year end, the Company entered into an agreement for the exchange of common stock with an unrelated party. Management believes that the successful consummation of said agreement can provide the Company with the opportunity to continue as a going concern.
                                                                F-6
                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 6	SUBSEQUENT EVENTS

On March 1, 2004, the Company authorized a forward stock split of two shares for each share outstanding. The financial statements reflect the retroactive application of the stock split.

On April 15, 2004, the Company issued 20,000,000 common shares to its founding shareholder for services rendered with a fair value of $20,000 ($0.001 per share).

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


                                                                F-7

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     Abcor has not had any business operations since 1990. During the three months ended August 31, 2002 and 2001, Abcor had no revenue. Its only expense during that period consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

Liquidity and Capital Resources

     At August 31, 2002 Abcor had no assets and only one liability: $900 owed to its President.

     On June 30, 2005 Abcor closed the transactions contemplated by the Agreement for the Exchange of Common Stock with the shareholders of Care Recruitment Solutions International, Inc. Since that transaction constituted a reverse merger, Care Recruitment Solutions International, Inc. will hereafter be considered the financial reporting entity, and its historical financial statements will replace those of Abcor in the Company's filings. Historical financial statements of Care Recruitment Solutions International, Inc. have been filed in Abcor's Current Report on Form 8-K dated June 30, 2005.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.


ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Abcor's disclosure controls and procedures as of August 31, 2002. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Abcor in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Abcor is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Feakins concluded that Abcor's system of disclosure controls and procedures was effective as of August 31, 2002 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the quarter ended August 31, 2002 that has materially affected or is reasonably likely to materially affect Abcor's internal control over financial reporting.

                                                                F-8
PART II   -   OTHER INFORMATION

Item 6.	Exhibits.

     Exhibits:

     31      Rule 13a-14(a) Certification
     32      Rule 13a-14(b) Certification


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ABCOR PRODUCTS, INC.


Date: July 8, 2005                     By: /s/ Jeremy Feakins
                                       -----------------------------------
                                       Jeremy Feakins, Chief Executive
                                        Officer, Chief Financial Officer,
                                        Chief Accounting Officer