Form 10QSB
period 2003-08-31
ABCOR PRODUCTS INC
filed 2005-07-11
CIK 816958

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended August 31, 2003

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

PART 1 - FINANCIAL INFORMATION

                             ABCOR PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                           AS OF AUGUST 31, 2003
                               (UNAUDITED)

ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                $        -
                                              -------
TOTAL ASSETS                               $        -
                                              =======
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
  Loan payable - stockholder                    1,050
                                              -------
TOTAL LIABILITIES                               1,050
                                              -------
STOCKHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par value,
  12% redeemable and convertible,
  1,000,000 shares authorized, none
  issued and outstanding                            -
 Common stock, no par value,
  50,000,000 Class A common shares and
  150,000,000 Ordinary common shares
  authorized, no Class A common shares
  and 2,004,088 ordinary common shares
  issued and outstanding, respectively        299,964
 Accumulated deficit                          (39,387)
 Deficit accumulated during development
  stage                                      (261,627)
                                              -------
 Total Stockholders' Deficiency                (1,050)
                                              -------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                                $        -
                                              =======


See accompanying notes to financial statements

                                                                F-1

                            ABCOR PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF OPERATIONS
                                (UNAUDITED)                        For the
                                                                 Period From
                                                              November 30, 1990
                                                                 (Inception
                            For The Three      For The Three    of Development
                            Months Ended       Months Ended       Stage) to
                           August 31, 2003   August 31, 2002   August 31, 2003
                           ----------------------------------------------------
REVENUES                      $       -       $       -        $        -

COST OF REVENUES                      -               -                 -
                               --------        --------          --------
GROSS PROFIT                          -               -                 -
                               --------        --------          --------

OPERATING EXPENSES
 General and administrative           -               -           261,627
                               --------        --------          --------

Total Operating Expenses              -               -           261,627
                               --------        --------          --------
LOSS FROM OPERATIONS                  -               -          (261,627)

OTHER INCOME (EXPENSE)
 Interest expense                     -               -                 -
 Interest income                      -               -                 -
                               --------        --------          --------
Total Other Income (Expense)          -               -                 -
                               --------        --------          --------
LOSS BEFORE PROVISION FOR
 INCOME TAXES                         -               -          (261,627)

Provision for Income Taxes            -               -                 -
                               --------        --------          --------
NET LOSS                      $       -       $       -        $ (261,627)
                               ========        ========          ========

NET LOSS PER SHARE -
 BASIC AND DILUTED            $       -       $       -        $  (0.1305)
                               ========        ========          ========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING -
 BASIC AND DILUTED            2,004,088       2,004,088         2,004,088
                              =========       =========         =========

See accompanying notes to financial statements
                                                                F-2

                               ABCOR PRODUCTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                (UNAUDITED)                        For the
                                                                 Period From
                                                              November 30, 1990
                                                                 (Inception
                            For The Three      For The Three    of Development
                            Months Ended       Months Ended       Stage) to
                           August 31, 2003   August 31, 2002   August 31, 2003
                           ----------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                     $       -       $       -        $ (261,627)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Depreciation                        -               -                 -

 Changes in operating assets
   and liabilities:
   Increase in accounts
    payable and accrued
    expenses                          -               -                 -
                               --------        --------          --------
 Net Cash Used In Operating
  Activities                          -               -          (261,627)
                               --------        --------          --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of property and
  equipment                           -               -                 -
                               --------        --------          --------
Net Cash Used In Investing
 Activities                           -               -                 -
                               --------        --------          --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from loan payable -
  stockholder                         -               -             1,050
 Proceeds from issuance of
  common stock                        -               -           191,941
                               --------        --------          --------
Net Cash Provided By
 Financing Activities                 -               -           191,941
                               --------        --------          --------
NET INCREASE (DECREASE) IN
 CASH                                 -               -           (69,686)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                  -               -            69,686
                               --------        --------          --------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                $       -       $       -         $       -
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

For further information, refer to the financial statements and footnotes included in the Company's Form 10-KSB for the year ended May 31, 2003.

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

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of August 31, 2003 and 2002, there were no common share equivalents outstanding.
                                                                F-4
                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

As of August 31, 2003, the Company had $301,014 of net operating loss carryforwards ("NOL") of which $297,869 expires on May 31, 2006. A deferred tax asset of $117,395 comprised of $100,713 for federal income taxes and $16,682 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL.

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

The Company's founding shareholder has loaned the Company $150 in each of the seven fiscal years from May 31, 1997 to May 31, 2003. As of August 31, 2003, the Company owes the shareholder $1,050. The loans are unsecured, payable on demand and non-interest bearing (See Note 4).
                                                                F-5
                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 3  STOCKHOLDERS' DEFICIENCY

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

Common stock issuances from November 30, 1990 (inception of development stage) to August 31, 2003 were as follows:

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

As more fully discussed in Note 6, on April 27, 2005, the Company entered into an agreement for the exchange of common stock with an unrelated party. Management believes that the successful consummation of said agreement can provide the Company with the opportunity to continue as a going concern.

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


                                                                F-7

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     Abcor has not had any business operations since 1990. During the three months ended August 31, 2003 and 2002, Abcor had no revenue and no expenses.

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


ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Abcor's disclosure controls and procedures as of August 31, 2003. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Abcor in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Abcor is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Feakins concluded that Abcor's system of disclosure controls and procedures was effective as of August 31, 2003 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the quarter ended August 31, 2003 that has materially affected or is reasonably likely to materially affect Abcor's internal control over financial reporting.

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