Form 10QSB
period 2003-11-30
ABCOR PRODUCTS INC
filed 2005-07-11
CIK 816958

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                 FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended November 30, 2003

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

PART 1 - FINANCIAL INFORMATION

                             ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                                BALANCE SHEET
                           AS OF NOVEMBER 30, 2003
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
                                                   ========


See accompanying notes to financial statements
                                                                F-1

                            ABCOR PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                         STATEMENTS OF OPERATIONS
                                (UNAUDITED)

                                                                                                   For The
                                                                                                 Period From
                                                                                              November 30, 1990
                                For The Three   For The Three   For The Six   For the Six       (Inception of
                                Months Ended    Months Ended    Months Ended  Months Ended    Development Stage)
                                November 30,    November 30,    November 30,  November 30,      to November 30,
                                   2003            2002            2003          2002                2003
                                --------------------------------------------------------------------------------

REVENUES                        $      -        $      -        $      -      $      -          $        -

COST OF REVENUES                       -               -               -             -                   -
                                 -------         -------         -------       -------            --------
GROSS PROFIT                           -               -               -             -                   -
                                 -------         -------         -------       -------            --------
OPERATING EXPENSES
 General and administrative            -               -               -             -             261,627
                                 -------         -------         -------       -------            --------
Total Operating Expenses               -               -               -             -             261,627
                                 -------         -------         -------       -------            --------

LOSS FROM OPERATIONS                   -               -               -             -            (261,627)

OTHER INCOME (EXPENSE)
 Interest expense                      -               -               -             -                   -
 Interest income                       -               -               -             -
                                 -------         -------         -------       -------            --------
Total Other Income (Expense)           -               -               -             -                   -
                                 -------         -------         -------       -------            --------

LOSS BEFORE PROVISION FOR
 INCOME TAXES                          -               -               -             -            (261,627)

Provision for Income Taxes             -               -               -             -                   -
                                 -------         -------         -------       -------            --------
NET LOSS                        $      -        $      -        $             $      -          $ (261,627)
                                 =======         =======         =======       =======            ========

NET LOSS PER SHARE -
 BASIC AND DILUTED              $      -        $      -        $      -      $      -          $  (0.1306)
                                 =======         =======         =======       =======            ========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  BASIC AND DILUTED            2,004,088       2,004,088       2,004,088     2,004,088           2,004,088
                               =========       =========       =========     =========           =========




See accompanying notes to financial statements
                                                                F-2


                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                   For The
                                                                 Period From
                                                              November 30, 1990
                                For The Six     For the Six     (Inception of
                                Months Ended    Months Ended  Development Stage)
                                November 30,    November 30,     November 30,
                                   2003            2002              2003
                                ------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                        $       -      $       -        $ (261,627)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Depreciation                           -              -                 -
 Changes in operating assets
  and liabilities:
  Increase in accounts payable
   and accrued expense                   -              -                 -
                                  --------       --------          --------
 Net Cash Used In Operating
  Activities                             -              -          (261,627)
                                  --------       --------          --------

 CASH FLOWS FROM INVESTING
  ACTIVITIES:
  Purchase of property and
   equipment                             -              -                 -
                                  --------       --------          --------
 Net Cash Used In Investing
  Activities                             -              -                 -
                                  --------       --------          --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from loan payable -
  stockholder                            -              -             1,050
 Proceeds from issuance of
  common stock                           -              -           190,891
                                  --------       --------          --------
Net Cash Provided By Financing
 Activities                              -              -           191,941
                                  --------       --------          --------

NET INCREASE (DECREASE) IN CASH          -              -           (69,686)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                     -              -            69,686
                                  --------       --------          --------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $       -      $       -         $       -
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

                                                                F-4

                             ABCOR PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                       NOTES TO FINANCIAL STATEMENTS
                                (UNAUDITED)

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of November 30, 2003 and 2002, there were no common share equivalents outstanding.

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

As of November 30, 2003, the Company had $301,014 of net operating loss carryforwards ("NOL") of which $297,869 expires on May 31, 2006. A deferred tax asset of $117,395 comprised of $100,713 for federal income taxes and $16,682 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL.

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

The Company's founding shareholder has loaned the Company $150 in each of the seven fiscal years from May 31, 1997 to May 31, 2003. As of November 30, 2003, the Company owes the shareholder $1,050. The loans are unsecured, payable on demand and non-interest bearing (See
Note 4).

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

Common stock issuances from November 30, 1990 (inception of development stage) to November 30, 2003 were as follows:

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     Abcor has not had any business operations since 1990. During the six months ended November 30, 2003 and 2002, Abcor had no revenue and no expenses.

Liquidity and Capital Resources

     At November 30, 2003 Abcor had no assets and only one liability:
$1,050 owed to its President.

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


ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures.  Jeremy
Feakins, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Abcor's disclosure controls and procedures as of November 30, 2003. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Abcor in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Abcor is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Feakins concluded that Abcor's system of disclosure controls and procedures was effective as of November 30, 2003 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the quarter ended November 30, 2003 that has materially affected or is reasonably likely to materially affect Abcor's internal control over financial reporting.

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