Form 10QSB
period 2005-02-28
ABCOR PRODUCTS INC
filed 2005-07-11
CIK 816958

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended February 28, 2005

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

PART 1 - FINANCIAL INFORMATION

                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                            AS OF FEBRUARY 28, 2005
                                 (UNAUDITED)

ASSETS
 CURRENT ASSETS
  Cash and cash equivalents                  $       -
                                              --------
TOTAL ASSETS                                 $       -
                                              ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
 CURRENT LIABILITIES
  Loan payable - stockholder                 $   1,350
                                              --------
Total Liabilities                                1,350
                                              --------
STOCKHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par value,
  12% redeemable and convertible,
  1,000,000 shares authorized, none
  issued and outstanding                             -
 Common stock, no par value, 50,000,000
  Class A common shares and 150,000,000
  Ordinary common shares authorized, no
  Class A common shares and 22,004,088
  ordinary common shares issued and
  outstanding, respectively                    319,299
 Accumulated deficit                           (39,387)
 Deficit accumulated during development
  stage                                       (281,927)
                                              --------
Total Stockholders' Deficiency                  (1,350)
                                              --------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                                  $       -
                                              ========


See accompanying notes to financial statements
                                                                F-1

                             ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF OPERATIONS
                                (UNAUDITED)
                                                                                                      For the
                                                                                                    Period From
                               For the Three    For the Three    For the Nine    For the Nine    November 30, 1990
                               Months Ended     Months Ended     Months Ended    Months Ended      (Inception of
                               February 28,     February 29,     February 28,    February 29,    Development Stage)
                                   2005             2004             2005            2004       to February 28, 2005
                               ---------------------------------------------------------------------------------------

REVENUES                        $        -       $        -       $        -      $        -      $        -

COST OF REVENUES                         -                -                -               -               -
                                  --------         --------         --------        --------        --------
GROSS PROFIT                             -                -                -               -               -
                                  --------         --------         --------        --------        --------
OPERATING EXPENSES
 General and administrative            150              150              150             150         281,927
                                  --------         --------         --------        --------        --------
Total Operating Expenses               150              150              150             150         281,927
                                  --------         --------         --------        --------        --------
LOSS FROM OPERATIONS                  (150)            (150)            (150)           (150)       (281,927)

OTHER INCOME (EXPENSE)
 Interest expense                        -                -                -               -               -
 Interest income                         -                -                -               -               -
                                  --------         --------         --------        --------        --------
Total Other Income (Expense)             -                -                -               -               -
                                  --------         --------         --------        --------        --------

LOSS BEFORE PROVISION FOR
 INCOME TAXES                         (150)            (150)            (150)           (150)       (281,927)

Provision for Income Taxes               -                -                -               -               -
                                  --------         --------         --------        --------        --------
NET LOSS                        $     (150)      $     (150)      $     (150)     $     (150)     $ (281,927)
                                  ========         ========         ========        ========        ========

NET LOSS PER SHARE
 BASIC AND DILUTED              $  (0.0001)      $  (0.0001)      $  (0.0001)     $  (0.0001)     $  (0.0872)
                                  ========         ========         ========        ========        ========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
  BASIC AND DILUTED             22,004,088        2,004,088       22,004,088       2,004,088       3,233,911
                                ==========        =========       ==========       =========       =========


See accompanying notes to financial statements
                                                                F-2

                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                           STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                  For the
                                                                Period From
                                For the Nine   For the Nine  November 30, 1990
                                Months Ended   Months Ended    (Inception of
                                February 28,   February 29,  Development Stage)
                                    2005           2004     to February 28, 2005
                                ------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                        $    (150)   $    (150)        $ (281,927)
 Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Common stock issued for
   services                              -            -             20,000
  Depreciation                           -            -                  -
 Changes in operating assets
  and liabilities:
  Increase in accounts payable
   and accrued expense                   -            -                  -
                                  --------     --------           --------
 Net Cash Used In Operating
  Activities                          (150)        (150)          (261,927)
                                  --------     --------           --------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of property and
  equipment                              -            -                  -
                                  --------     --------           --------
 Net Cash Used In Investing
  Activities                             -            -                  -
                                  --------     --------           --------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Proceeds from loan payable -
  stockholder                          150          150              1,350
 Proceeds from issuance of
  common stock                           -            -            190,891
                                  --------     --------           --------
Net Cash Provided By Financing
 Activities                            150          150            192,241
                                  --------     --------           --------

NET INCREASE (DECREASE) IN CASH          -            -            (69,686)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                     -            -             69,686
                                  --------     --------           --------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $       -    $       -         $        -
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

                                                                F-4

                             ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS
                                 (UNAUDITED)
(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of February 28, 2005 and February 29, 2004, there were no common share equivalents outstanding.

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

As of February 28, 2005, the Company had $321,314 of net operating loss carryforwards ("NOL") of which $297,869 expires on May 31, 2006.
 A deferred tax asset of $120,610 comprised of $102,940 for federal income taxes and $17,670 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL.

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

The Company's founding shareholder has loaned the Company $150 in each of the nine fiscal years from May 31, 1997 to May 31, 2005. As of February 28, 2005, the Company owes the shareholder $1,350. The loans are unsecured, payable on demand and non-interest bearing (See
Note 4).

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

Common stock issuances from November 30, 1990 (inception of development stage) to February 28, 2005 were as follows:

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

The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $321,314. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern.
The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and/or effect a merger or acquire the assets or common stock of an existing business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As more fully discussed in Note 6, subsequent to the Company's quarter ended February 28, 2005, the Company entered into an agreement for the exchange of common stock with an unrelated party. Management believes that the successful consummation of said agreement can provide the Company with the opportunity to continue as a going concern.

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS

Results of Operations

     Abcor has not had any business operations since 1990. During the nine months ended February 28, 2005 and February 29, 2004, Abcor had no revenue. Its only expense during those periods consisted of paying its franchise tax ($150 per year) with funds loaned to it by its President.

Liquidity and Capital Resources

     At February 28, 2005 Abcor had no assets and only one liability:
$1,350 owed to its President.

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


ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Abcor's disclosure controls and procedures as of February 28, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Abcor in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Abcor is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Feakins concluded that Abcor's system of disclosure controls and procedures was effective as of February 28, 2005 for the purposes described in this paragraph.


     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the quarter ended February 28, 2005 that has materially affected or is reasonably likely to materially affect Abcor's internal control over financial reporting.
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