Form 10QSB
period 2005-06-30
ABCOR PRODUCTS INC
filed 2005-08-19
CIK 816958

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                        Commission File No. 33-14987-A

                             ABCOR PRODUCTS, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its Charter)


               Florida                                65-0023471
    ----------------------------------------------------------------------
    (State or Other Jurisdiction of            (I.R.S. Employer I.D. No.)
     incorporation or organization)

                826 Broadway, 9th Floor, New York, NY 10003
                -------------------------------------------
                  (Address of Principal Executive Offices)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                        August 18, 2005
                        Common Voting Stock: 21,357,817 shares

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                    ABCOR PRODUCTS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
               UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEET
                                JUNE 30, 2005

                                 ASSETS

 Current Assets:
   Cash and cash equivalents                      $  212,785
                                                    --------
   Total Current Assets                              212,785

 Fixed Assets:
   Furniture and equipment                            55,958
   Less: Accumulated depreciation                     (7,120)
                                                    --------
   Fixed Assets, net                                  48,838
                                                    --------
   Total Assets                                   $  261,623
                                                    ========

                    LIABILITIES & SHAREHOLDERS' EQUITY

 Liabilities:
  Current Liabilities:
   Accrued officer salary                         $  175,403
   Accrued expenses                                    4,511
   Shareholder loan                                   46,702
                                                    --------
   Total Liabilities                                 226,616
                                                    --------
 Shareholders' Equity:
   Preferred Stock, 5,000,000 shares
    authorized, none issued and outstanding                -
   Common Stock; no par value, 200,000,000
    shares authorized, 21,357,817 shares
    issued and outstanding                           611,789
   Deficit accumulated during the development
    stage                                           (576,782)
                                                    --------
   Total Shareholders' Equity                         35,007
                                                    --------
   Total Liabilities and Shareholders' Equity     $  261,623
                                                    ========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                   ABCOR PRODUCTS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS



                                                        For the Period from
                          For the Three   For the Six     October 18, 2004
                          Months Ended    Months Ended  (date of inception)
                          June 30, 2005   June 30, 2005   to June 30, 2005
                          -------------   ------------- -------------------
Revenues                  $        -      $        -     $          -

Cost Of Revenues                   -               -                -
                           ---------       ---------       ----------
Gross Profit                       -               -                _
                           ---------       ---------       ----------
Operating expenses:
 Executive salaries           87,500         150,000          200,403
 Consulting fees              85,088          93,132          129,323
 Travel and promotion         43,223          54,929          119,938
 General and
  administrative              61,574          87,315          125,857
                           ---------       ---------       ----------
 Total Operating Expenses    277,385         385,376          575,521
                           ---------       ---------       ----------

 Total Operating Loss       (277,385)       (385,376)        (575,521)

Other income (loss)
 Interest expense               (417)           (930)          (1,261)
                           ---------       ---------       ----------
Loss Before Provision
 for Income Taxes           (277,802)       (386,306)        (576,782)

Provision for Income
 Taxes                             -               -                -
                           ---------       ---------       ----------
 Net loss                 $ (277,802)     $ (386,306)     $  (576,782)
                            ========        ========         ========
Basic and diluted net
 loss per weighted
 common shares
 outstanding              $    (0.02)     $    (0.03)     $     (0.05)
                            ========        ========         ========
Weighted average shares
 used in computing basic
 and diluted net loss
 per common share         14,800,967      12,413,746       11,632,766
                          ==========      ==========       ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

ABCOR PRODUCTS, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS


                                                         For the Period from
                                         For the Six      October 18, 2004
                                         Months Ended   (date of inception)
                                         June 30, 2005    to June 30, 2005
                                          -------------  -------------------
CASH FLOWS USED BY OPERATING ACTIVITIES
 Net Loss                                  $ (386,306)       $ (576,782)

ADJUSTMENTS TO RECONCILE NET LOSS TO NET
 CASH USED BY OPERATING ACTIVITIES:
  Depreciation                                  5,118             7,120
  Common stock issued for services             75,494            80,494
  Common stock issued to founder for
   start-up costs                                   -            40,950
 Changes in operating assets and
  liabilities:
  Increase in accrued expenses                127,930           179,914
                                            ---------         ---------
 NET CASH USED BY OPERATING ACTIVITIES       (177,764)         (268,304)
                                            ---------         ---------
CASH FLOWS USED BY INVESTING ACTIVITIES
 Purchase of fixed assets                      (5,728)           (7,908)
                                            ---------         ---------
 NET CASH USED BY INVESTING ACTIVITIES         (5,728)           (7,908)
                                            ---------         ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
 Loan proceeds received from shareholder            -            82,038
 Loan payments to shareholder                  (8,041)           (8,041)
 Proceeds from common stock issuance          365,000           415,000
                                            ---------         ---------
 NET CASH PROVIDED BY FINANCING ACTIVITIES    356,959           488,997
                                            ---------         ---------

NET INCREASE IN CASH                          173,467           212,785

CASH AND CASH EQUIVALENTS AT BEGINNING
  OF PERIOD                                    39,318                 -
                                            ---------         ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD $  212,785       $   212,785
                                            =========         =========

Supplemental disclosure of cash flow
 information:
 Cash paid during the period for interest  $        -       $         -
                                            =========         =========
 Cash paid during the period for income
  taxes                                    $        -       $         -
                                            =========         =========

Supplemental schedule of non-cash
 investing and financing activities:
 Stock issued to founder for office
  furniture and equipment                  $        -       $    48,050
                                            =========         =========

 Stock issued for shareholder loan payment $   27,295       $    27,295
                                            =========         =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                    ABCOR PRODUCTS, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with the rules of Regulation S-B for interim financial information as promulgated by the United States Securities and Exchange Commission. Accordingly, they do not include all of the information necessary for a comprehensive presentation of the Company's financial position, results of operations and cash flows.

In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary for the fair presentation of the financial statements, have been included. The results of operations of any interim period are not necessarily indicative of the results of operations for the full year.

Organization:

Abcor Products, Inc. (a development stage company - Abcor) was organized under the laws of the State of Florida on April 9, 1987 as HWS Noviembre Corporation and subsequently changed its name to Abcor Products, Inc. on May 19, 1989.

Care Recruitment Solutions International, Inc. (CRSI), was organized under the laws of the State of Florida on October 18, 2004. CRSI is a development stage enterprise and intends to primarily provide international recruiting, placement and staffing of nurses to hospitals and other health care agencies.

World Nursing Corps, Inc. (WNC) is a development stage company organized under the laws of the State of Florida on June 22, 2005 as a wholly owned subsidiary of CRSI. WNC was established to function as a resource and support organization for nurses placed by CRSI. WNC had no operating activities, assets or liabilities as of June 30, 2005.

On June 30, 2005, Abcor consummated an agreement with CRSI pursuant to which CRSI exchanged all of its then issued and outstanding shares of common stock for 17,995,912 (approximately 90%) of the common stock shares of Abcor. This "reverse" merger transaction is deemed to be a recapitalization by CRSI. CRSI is considered the accounting acquirer and Abcor is considered the acquiree for financial reporting purposes. Accordingly, the balance sheet contains the net assets of the accounting acquirer and acquiree at historical cost and the statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger.

Activities during the development stage include developing a business plan, obtaining financing and effecting a merger or acquisition.

Hereinafter, Abcor and its wholly owned subsidiaries, CRSI and WNC may be referred to individually or in the aggregate as the "Company".

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents as of the balance sheet date.

Fixed Assets - Furniture and Equipment:

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over five years which is the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred.

Income Taxes:

The Company accounts for income taxes in accordance with the Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires the recognition of deferred tax liabilities and assets at currently enacted tax rates for the expected future tax consequences of events that have been included in the financial statements or tax returns. A valuation allowance is recognized to reduce the net deferred tax asset to an amount that is more likely than not to be realized. The income tax provision shown on the accompanying statement of operations is zero since the deferred tax asset generated from the net operating loss is offset in its entirety by the valuation allowance.

As of June 30, 2005, the Company had a $573,196 net operating loss carryforward ("NOL"), of which $188,720 and $384,476, respectively, expire on December 31, 2024 and 2025. A deferred tax asset of $226,413 comprised of $194,887 for federal income taxes and $31,526 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL.

Principles of Consolidation:

The consolidated financial statements include the accounts of Abcor Products, Inc. and its wholly owned subsidiaries, Care Recruitment Solutions Inter-national, Inc., and World Nursing Corps, Inc. All significant intercompany accounts and transactions have been eliminated.

Net Loss Per Common Share:

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." The Company did not have any common share equivalents at June 30, 2005.

Segment Information:

The Company operates in one segment and therefore segment information is not presented.

Stock-Based Compensation:

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock warrants issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of grant exceeds the exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies State-ments of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock warrants at the grant date using the Black-Scholes option pricing model.

Recent Accounting Pronouncements:

Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 "; ("SFAS") No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4"; SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions-an amendment of FASB Statements No. 66 and 67"; SFAS No. 153, "Exchanges of Non-monetary Assets-an amendment of APB Opinion No. 29"; and SFAS No. 123 (revised 2004), "Share-Based Payment", do not have applicability to the Company's operations nor any impact on the Company's financial statements.

NOTE 2 - LOANS FROM SHAREHOLDER

The Company's founder advanced funds to the Company throughout the period from the Company's inception to June 30, 2005. These loans are unsecured, payable upon demand, and bear interest at 3% per annum. As of June 30, 2005, the Company owes the shareholder $46,702 of principal. Interest expense for the quarter ended June 30, 2005 of $417 related to this loan is presented in the statement of operations and said amount has been accrued and included as a liability in the balance sheet. Total accrued interest payable to the shareholder as of June 30, 2005 is $1,261.

NOTE 3 - REVERSE MERGER

On June 30, 2005, Abcor consummated a "reverse" merger with CRSI. Immediately prior to the merger, Abcor had 2,002,028 shares of common stock issued and outstanding (net of 20,000,000 shares canceled pursuant to the merger). CRSI exchanged 100% of its 17,995,912 issued and outstanding common shares for common shares of Abcor on a 1 for 1 basis. Immediately after the merger, Abcor had 19,997,940 shares of common stock issued and outstanding.

Simultaneously with the merger, the sole officer and director of Abcor resigned and the management of CRSI assumed such positions; therefore, effecting a change of control. As a result, the transaction was recorded as a "reverse merger" whereby CRSI was considered to be the accounting acquirer although CRSI became a wholly owned subsidiary of Abcor. Accordingly, the financial statements include the operating results of CRSI for the periods presented and its balance sheet based on historical cost accounting. The financial statements will include the results of operations of Abcor from the date of the merger.

Subsequently the Board of Directors approved a change in fiscal year from May 31 to December 31. The Board of Directors also approved a name change for the accounting acquiree from Abcor Products, Inc. to CRSI Group, Inc., and an amendment to the articles of incorporation changing the capital structure thereof as explained in Note 5. The name change and change in capital structure will take place after the approval by Abcor's shareholders becomes effective during the week of August 22, 2005.

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company entered into related party transactions as disclosed in Notes 2, 5 and 6.

NOTE 5 -SHAREHOLDERS' EQUITY AND COMMON STOCK ISSUANCES

The Board of Directors approved an amendment to the articles of incorporation changing the capital structure as follows:

A. Eliminate the 50,000,000 Class A common shares, none of which were issued or outstanding.
B. Increase the authorized "ordinary" common shares from 150,000,000 to 200,000,000.
C. Eliminate the $1,000 par value, 12% redeemable and convertible Preferred
   Stock.
D. Authorize the issuance of up to 5,000,000 shares of Preferred Stock the features, preferences and rights of which will be determined by the Board of Directors prior to issuance.

The amendment will be filed with the Florida Secretary of State after the approval by Abcor's shareholders becomes effective during the week of August 22, 2005.

Common stock issuances from October 18, 2004 (inception) to June 30, 2005 were as follows:

   i. On October 18, 2004 (date of inception), the Company issued its founder 8,900,000 shares of common stock to reimburse him for an aggregate of $89,000 of start-up costs incurred and office furniture and equipment purchased by the founder prior to the Company's incorporation. The stock was valued at the historical cost of the start-up costs incurred and the office furniture and equipment purchased.

   ii. On October 27, 2004, the Company issued 100,000 shares of common stock for consulting services pursuant to a consultant agreement related to the Company's entrance into the foreign trained nurse recruitment business. The services were recorded in the statement of operations for $5,000 based on a recent cash offering price of the common stock ($0.05 per share). The consulting agreement was scheduled to expire upon the rendering of the aforementioned services. The Company deemed that as of December 31, 2004, the consultant earned the 100,000 issued shares for services rendered.

   iii. On November 5, 2004, the Company issued 1,000,000 shares of common stock for cash of $50,000 ($0.05 per share).

   iv. On April 25, 2005, the Company issued 150,000 shares of common stock for consulting services rendered without a formal agreement. The services were accrued as a liability on the March 31, 2005 balance sheet and recorded in the statement of operations in the first quarter for $7,500 based on a recent cash offering price of the common stock ($0.05 per share).

   v. On April 25, 2005 the Company issued 545,912 common shares to its majority shareholder as a partial payment of the outstanding shareholder loan balance. The recorded payment amount of $27,295 was determined by using the cash price of the common stock ($0.05 per share) offered in a concurrent private placement memorandum.

   vi. On May 9, 2005, the Company issued 7,300,000 common shares at $0.05 per share pursuant to a private placement memorandum and raised $365,000.

   vii. On June 30, 2005 the Company issued 539,877 shares of common stock to an executive pursuant to an employment agreement. The shares issued were contingent on the success of the private placement memorandum and the consummation of the "reverse" merger. The statement of operations includes $26,994 of consulting fees determined by use of the recent cash offering price of the common stock ($0.05).

   viii. On June 30, 2005 the Company issued 120,000 shares of common stock for consulting services rendered. The statement of operations includes $6,000 of consulting fees determined by use of the recent cash offering price of the common stock ($0.05).

   ix. On June 30, 2005, the Company issued 700,000 shares of common stock for consulting services rendered pursuant to the "reverse" merger. The statement of operations includes $35,000 of consulting fees determined by use of the recent cash offering price of the common stock ($0.05).

   x. On June 30, 2005, the Company exchanged 2,002,028 shares of common stock for all the outstanding shares of Abcor.

NOTE 6 - COMMITMENTS

Employment Agreement - CEO:

The Company hired its founder as Chief Executive Officer (CEO) and president pursuant to the terms of an employment agreement effective October 19, 2004. The term of the agreement is for five years with annual renewal options thereafter. The annual base salary is $250,000 with annual increases of 25% and an annual bonus equal to 8% of EBITDA. The CEO has the option of receiving the bonus in cash, common stock at a 50% discount, or a combination of both. The second quarter statement of operations includes executive salary of $62,500 pursuant to the employment agreement and said amount is included in the balance sheet as a liability in the category of accrued expenses. As of June 30, 2005, the aggregate amount of accrued executive salary payable to the CEO totaled $175,403.

Lease - Office Premises:

The Company executed a lease effective October 18, 2004 with an entity affiliated with the Company's founder, for use of its office premises. The lease term is for one year with one year annual renewal options thereafter. Monthly base rent is $500. The second quarter statement of operations includes in general and administrative expenses $1,500 of rent expense pursuant to the lease term. As of June 30, 2005, the aggregate amount of accrued rent which is included in the balance sheet as a liability in the category of accrued expenses totaled $3,250. The future minimum rental payments from July 1, 2005 to the end of the lease term (October 17, 2005) is $1,500.

Employment Agreement - Senior VP:

The Company hired a "Senior Vice-President, International Operations" (Executive) pursuant to an employment agreement. The effective date of the agreement was to commence upon the raising of $250,000 of investment capital by the Company, which was achieved on May 9, 2005. The agreement term is for the period from the effective date to December 31, 2008 and, thereafter, shall be automatically extended annually for one year terms unless the Company terminates the agreement upon six months prior notice. The Company shall pay to the Executive an annual base salary of $175,000, with annual increases of 12%. The executive shall be entitled to an annual bonus to be received in cash, common stock at a 50% discount, or a combination of both at the executive's option. The formula for the bonus has not been determined. The Company has also agreed to pay the executive (1) an amount of the Company's common shares equal to 3% of the then issued and outstanding shares of common stock on latter of the effective date or the "reverse" merger consummation date and (2) a one-time amount of common stock of the Company equal to 1.99% of the then issued and outstanding shares of common stock at such time that the Company has achieved aggregate, consolidated year-to-date revenues of at least $6.6 million. The second quarter statement of operations includes $25,000 of executive salary paid pursuant to the agreement. The executive was issued 539,877 common shares on June 30, 2005 upon consummation of the "reverse" merger. See Note 5.

The agreement also stipulates that the executive will be given the opportunity to participate in any executive employee stock option programs and shall be entitled to purchase stock options at a price equal to the closing bid price of the common shares on the date of the grant and shall be exercisable for a period of ten years. The executive will also be paid "business development fees" in the event the executive identifies a health care organization that the Company places a professional into and when the executive identifies an individual that the Company places into a paying position.

NOTE 7 - PLACEMENT AGREEMENT

In April 2005 the Company entered into a five year "placement" agreement with a national health care provider to provide a minimum annual staffing of 150 nurses. The agreement provides that the Company will receive a $12,500 placement fee per nurse plus a $5,000 per nurse training and immigration cost subsidy. The agreement may be terminated by either party with or without cause upon ninety days written notice.

NOTE 8 - GOING CONCERN

The Company is in the development stage with no operations, has a cumulative negative cash flow from operations of $268,304, has had recurring losses since inception and has an accumulated deficit of $576,782. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As more fully discussed in Note 3, the Company consummated a "reverse" merger on June 30, 2005. Management believes that the merger with the public "shell" can provide the Company with the opportunity to continue as a going concern.

ITEM 2.  PLAN OF OPERATION

     Abcor Products, Inc. is a holding company with two subsidiaries:
Care Recruitment Solutions International, Inc. ("CRSI") and World Nursing Corps, Inc. ("WNC").

     CRSI is an international nurse and medical personnel staffing and recruiting company focused on the sourcing and placement of foreign-trained Nurses, health caregivers and other medical personnel. CRSI's business plan contemplates that CRSI will recruit experienced Nurses and other medical staff from selected foreign countries ("Source Countries"), provide them further training in the UK, then deliver them for employment primarily within the nursing profession in a variety of countries such as the UK, the USA and other locations ("Target Countries"). CRSI nurses will be located by CRSI for 1 to 3 year contracts or per-diem engagements throughout Target Countries and other selected locations. While CRSI is training nurses to qualify as a nurse in a Target Country, CRSI will utilize the services of these nurses immediately through its nursing and care staffing agencies and clients, thus generating immediate revenues for CRSI. CRSI's international headquarters are located in New York City, and its European headquarters and operations center are located in the UK.

     CRSI was organized in October 2004. In April 2005 it entered into its first placement contract. The contract is with a health care provider that employs medical personnel throughout the United States. The contract provides for a minimum annual placement of 150 nurses throughout its five year term. The health care provider is required to pay total fees of $17,500 per nurse. The contract may be terminated by either party on 90
days notice.   CRSI expects to initiate placements under the contract
later in 2005.

     CRSI has also recently acquired the rights to place 220 immigrant nurses with employers. The nurses are under contract to a placement agency in the US, which has given CRSI the exclusive right to obtain approval of the nurses' entry into the US from the immigration authorities and then to place the nurses in employment with health care providers in the US.

     CRSI is currently negotiating with other health care providers in the US and UK regarding arrangements similar to its initial placement contract. CRSI is also negotiating with a number of placement agencies and service providers that CRSI may acquire or affiliate with in order to achieve a substantial baseline of operations in the next few months. CRSI expects to employ eight individuals full-time in its US and UK offices by the end of 2005.

     During CRSI's first nine months of operations its founder, Jeremy Feakins, contributed $89,000 to CRSI and made additional loans to enable CRSI to initiate its operations. The net balance of the loan account at June 30, 2005 was $46,702. CRSI also obtained $415,000 by selling common stock to five private investors. The funds were used primarily to pay the expenses incurred as Mr. Feakins organized the network of institutional relationships that are the foundation for CRSI's business plan. Included in the expenses recorded on Abcor's statement of operations since inception is $200,403 in salary to Mr. Feakins and CRSI's Executive Vice President, Ytzik Aranov. All but $25,000 of those salaries has been accrued and included in "Accrued Expenses" on CRSI's balance sheet at June 30, 2005.

     At June 30, 2005 CRSI had $212,785 in cash remaining on hand, representing the remainder of the proceeds of its private placement of common stock. It had $226,616 in current liabilities, producing a working capital deficit of ($13,831). In its report on CRSI's financial statements for the year ended December 31, 2004, the Company's auditor stated that there was substantial doubt as to its ability to continue as a going concern. However, almost all of CRSI's current liabilities are owed to Mr. Feakins. The working capital deficit was not, therefore, threatening.

     The implementation of CRSI's business plan will require substantial additional capital. For that reason, management is actively soliciting additional equity investment. It has not, however, received financing commitments from anyone at this time.

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Abcor's disclosure controls and procedures as of June 30, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Abcor in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission=s rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Abcor is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Feakins concluded that Abcor's system of disclosure controls and procedures was effective as of June 30, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Abcor's second fiscal quarter that has materially affected or is reasonably likely to materially affect Abcor's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     In June 2005 Abcor issued a total of 17,995,912 shares of common stock to the shareholders of Care Recruitment Solutions International, Inc. The shares were issued in exchange for the capital stock of CRSI. The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Abcor and were acquiring the shares for their own accounts. There were no underwriters.

     In June 2005 Abcor issued 539,877 shares of common stock to Ytzik Aranov, an executive of Abcor's subsidiary. The shares were issued in exchange for services, and were valued at the fair value of the stock on that day, which was $.05 per share. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about Abcor and was acquiring the shares for his own account. There were no underwriters.

     In June 2005 Abcor issued a total of 820,000 shares of common stock to George Faris and Angel Lana. The shares were issued in exchange for consulting services, and were valued at the fair value of the stock on that day, which was $.05 per share. The sales were exempt pursuant to Section 4(2) of the Act since the sales was not made in a public offering and were made to individuals who had access to detailed information about Abcor and were acquiring the shares for their own accounts. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of 2005.

Item 6.	Exhibits

     10-a Placement Agreement dated April 19, 2005 between Care Recruitment Solutions International, Inc. and Personal Touch Home Care, Inc.
     31    Rule 13a-14(a) Certification
     32    Rule 13a-14(b) Certification


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ABCOR PRODUCTS, INC.


Date: August 18, 2005                   By: /s/ Jeremy Feakins
                                        ----------------------------------------
                                        Jeremy Feakins, Chief Executive Officer,
                                         Chief Financial Officer, Chief
                                         Accounting Officer