Form 10KSB/A
period 2002-12-31
CRSI Group, Inc.
filed 2005-12-12
CIK 816958

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                            _____________________

                                FORM 10-KSB/A
                              (Amendment No. 1)

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

       Securities Registered Pursuant to Section 12(g) of the Act: None

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

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]

                  DOCUMENTS INCORPORATED BY REFERENCE: None

Amendment No. 1

     This amendment is being filed in order to correct the misstatement on the cover page of the original filing. The original filing stated that the common stock of the Registrant had been registered pursuant to Section 12(g) of the Securities Exchange Act. The amended filing states that no securities of the Registrant have been registered pursuant to Section 12(g).


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