Form 10QSB/A
period 2005-06-30
CRSI Group, Inc.
filed 2006-03-31
CIK 816958

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB/A
                              (Amendment No. 1)

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

Amendment No. 1
---------------

This amendment is being filed in order to modify several of the Notes to the Financial Statements.

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
                          ==========      ==========       ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.
                                    -3-

                     ABCOR PRODUCTS, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM OCTOBER 18, 2004 (INCEPTION) TO JUNE 30, 2005
                                  (UNAUDITED)

                                                          Accumulated
                                                          Deficit During
                   Preferred Stock     Common Stock       Development
                   Shares   Amount   Shares     Amount    Stage          Total
                   ------------------------------------------------------------
Balance,
 October 18,2004
 (inception)            -   $   -           - $      -     $      -    $      -

Common stock issued
 to founders for
 costs and equipment
 ($0.001 per share)     -       -   8,900,000   89,000            -      89,000

Stock issued for
 services ($0.05 per
 share)                 -       -     100,000    5,000            -       5,000

Stock issued for cash
 ($0.05 per share)      -       -   1,000,000   50,000            -      50,000

Net loss for the
 period from October
 18, 2004 (inception)
 to December 31, 2004   -       -           -        -     (190,476)   (190,476)
                     ----------------------------------------------------------
Balance,
 December 31, 2004      -       -  10,000,000  144,000     (190,476)    (46,476)

Stock issued for
 services ($0.05
 per share)             -       -     970,000   48,500            -      48,500

Stock issued to
 officer under
 employment
 agreement ($0.05
 per share)             -       -     539,877   26,994            -      26,994

Stock issued for
 cash ($0.05 per
 share)                 -       -   7,300,000  365,000            -     365,000

Stock issued in
 connection with
 stockholder loan
 repayment ($0.05
 per share)             -       -     545,912   27,296            -      27,296

Shares issued in
 reverse merger         -       -   2,002,028        -            -           -

Net loss for the
 six months ended
 June 30, 2005          -       -           -        -     (386,306)   (386,306)
                  -------------------------------------------------------------
BALANCE,
 JUNE 30, 2005          -  $    -  21,357,817 $611,789    $(576,782)  $  35,007
                  =============================================================

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

Subsequently the Board of Directors approved a change in fiscal year from May 31 to December 31. The Board of Directors also approved a name change for the accounting acquiree from Abcor Products, Inc. to CRSI Group, Inc., and an amendment to the articles of incorporation changing the capital structure thereof as explained in Note 5. The name change and change in capital structure will take place after the approval by Abcor's shareholders becomes effective during the week of August 22, 2005.
                                    -8-

NOTE 4 - RELATED PARTY TRANSACTIONS

The Company has received working capital advances from its majority stockholder of $46,702 from inception.

During October 2004, the Company issued 8,900,000 shares of common stock to reimburse him for an aggregate of $89,000 of start-up costs incurred and office furniture and equipment.

During October 2004, the Company entered into an employment agreement with its founder.

During October 2004, the Company entered into a one year office lease agreement with an entity affiliated with the Company's majority stockholder.

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

The agreement also stipulates that the executive will be given the opportunity to participate in any executive employee stock option programs and shall be entitled to purchase stock options at a price equal to the closing bid price of the common shares on the date of the grant and shall be exercisable for a period of ten years. The agreement also provides that the Executive will be paid a "business development fee" if the Executive identifies a health care organization with which the Company places a professional or if the Executive identifies a health care professional that the Company places into a paying position. The fee will equal 11/2% of all revenues earned by the Company in the first three years after such a placement and 11/2% of all payments made to the Company by such a professional for services in the first three years after the placement.

Employment Agreement - Managing Director of CRSO Europe

The Company hired a Managing Director of CRSI Europe pursuant to an employment agreement. The effective date of the agreement was April 10, 2005. The agreement term is for a period from the effective date to December 31, 2008.

NOTE 7 - PLACEMENT AGREEMENT

In April 2005 the Company entered into a five year "placement" agreement with a national health care provider to provide a minimum annual staffing of 150 nurses. The agreement provides that the Company will receive a $12,500 placement fee per nurse plus a $5,000 per nurse training and immigration cost subsidy. The agreement may be terminated by either party with or without cause upon ninety days written notice. At June 30, 2005, the agreement was still in effect although no transactions under its terms have been consummated.

In May 2005 the Company entered into a one-year agreement with a placement agency to place approximately 220 nurses at the Company's clients. The Company is responsible to provide a loan to each applicant to fund their visa application, training and relocation expense and pay a fee of $1,000 upon acceptance and approval for employment at a Company client, $500 upon signing of an employment agreement and $500 upon the first date the nurse reports for work. The agreement is cancelable upon 90 days mutual consent by both parties. As of June 30, 2005, the agreement has not been cancelled.

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

NOTE 9 - SUBSEQUENT EVENTS

On July 1, 2005 the Company issued options to purchase 150,000 shares of Common Stock having an exercise price of $.55 per share to a director for past services rendered. The options vested immediately.

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