Form 10QSB
period 2005-09-30
CRSI Group, Inc.
filed 2006-03-31
CIK 816958

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                 FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                       Commission File No. 33-14987-A

                CARE RECRUITMENT SOLUTIONS INTERNATIONAL, INC.
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

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act).  Yes [X]    No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                         March 29, 2006
                         Common Voting Stock: 21,457,817 shares

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                               CRSI Group, Inc.
                        (A Development Stage Company)
                                Balance Sheet
                             September 30, 2005
                                 (Unaudited)

ASSETS

Fixed Assets, net of accumulated depreciation
  of $9,918                                     $    46,040
                                                   --------
Total Assets                                    $    46,040
                                                   ========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
 Cash Overdraft                                 $       297
 Accounts Payable and Accrued Expenses              132,119
 Accrued Expenses - Related Party                    47,236
 Accrued Compensation - Related Party               260,820
 Loan Payable - Related Party                       222,774
 Accrued Interest Payable - Related Party             2,691
                                                  ---------
Total Current Liabilities                           665,937
                                                  ---------
Commitments and Contingencies

Stockholders' Deficiency
 Preferred stock, no par value; 5,000,000
  shares authorized, none issued and
  outstanding                                             -
 Common stock, no par value; 200,000,000
  shares authorized, 21,357,817 shares
  issued and outstanding                            611,789
 Deficit accumulated during the development
  stage                                          (1,231,686)
                                                  ---------
Total Stockholders' Deficiency                     (619,897)
                                                  ---------

Total Liabilities and Stockholders' Deficiency  $    46,040
                                                  =========

See accompanying notes to condensed consolidated financial statements

                                                                 For The
                               For The         For The        Period From
                                Three           Nine        October 18, 2004
                            Months Ended    Months Ended     (Inception) to
                            September 30,   September 30,     September 30,
                               30, 2005       30, 2005            2005
                           ---------------------------------------------------
REVENUES                    $        -      $        -         $        -

COST OF REVENUES                     -               -                  -
                             ---------       ---------          ---------
GROSS PROFIT                         -               -                  -
                             ---------       ---------          ---------
OPERATING EXPENSES
 Executive salaries             85,417         235,417            285,820
 Consulting fees               225,765         318,897            355,088
 Depreciation                    2,798           7,916              9,918
 General and administrative    339,494         476,620            578,169
                             ---------       ---------          ---------
Total Operating Expenses       653,474       1,038,850          1,228,995
                             ---------       ---------          ---------
LOSS FROM OPERATIONS          (653,474)     (1,038,850)        (1,228,995)

OTHER INCOME (EXPENSE)
 Interest expense               (1,430)         (2,360)            (2,691)
                             ---------       ---------          ---------
Total Other Income (Expense)    (1,430)         (2,360)            (2,691)
                             ---------       ---------          ---------
LOSS BEFORE PROVISION FOR
 INCOME TAXES                 (654,904)     (1,041,210)        (1,231,686)

Provision for Income Taxes           -               -                  -
                             ---------       ---------          ---------
NET LOSS                    $ (654,904)    $(1,041,210)       $(1,231,686)
                             =========       =========          =========
NET LOSS PER SHARE -
 BASIC AND DILUTED          $    (0.03)    $     (0.07)       $     (0.09)
                             =========       =========          =========
WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING - BASIC AND
 DILUTED                    21,357,817      15,487,118         14,262,487
                            ==========      ==========         ==========

See accompanying notes to condensed consolidated financial statements

                       CRSI GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                  CONDENSED CONSOLIDATED STATEMENT OF CHANGES
                           IN STOCKHOLDERS' EQUITY
    FOR THE PERIOD FROM OCTOBER 18, 2004 (INCEPTION) TO SEPTEMBER 30, 2005
                                  (UNAUDITED)

                                                          Accumulated
                                                          Deficit During
                   Preferred Stock     Common Stock       Development
                   Shares   Amount   Shares     Amount    Stage          Total
                   ------------------------------------------------------------
Balance,
 October 18,2004
 (inception)            -   $   -           - $      -     $      -    $      -

Common stock issued
 to founders for
 costs and equipment
 ($0.001 per share)     -       -   8,900,000   89,000            -      89,000

Stock issued for
 services ($0.05 per
 share)                 -       -     100,000    5,000            -       5,000

Stock issued for cash
 ($0.05 per share)      -       -   1,000,000   50,000            -      50,000

Net loss for the
 period from October
 18, 2004 (inception)
 to December 31, 2004   -       -           -        -     (190,476)   (190,476)
                     ----------------------------------------------------------
Balance,
 December 31, 2004      -       -  10,000,000  144,000     (190,476)    (46,476)

Stock issued for
 services ($0.05 per
 share)                 -       -     970,000   48,500            -      48,500

Stock issued to
 officer under
 employment
 agreement ($0.05
 per share)             -       -     539,877   26,994            -      26,994

Stock issued for cash
 ($0.05 per share)      -       -   7,300,000  365,000            -     365,000

Stock issued in
 connection with
 stockholder loan
 repayment ($0.05
 per share)             -       -     545,912   27,296            -      27,296

Shares issued in
 reverse merger         -       -   2,002,028        -            -           -

Net loss for the
 nine months ended
 September 30, 2005     -       -           -        -   (1,041,210) (1,041,210)
                   ------------------------------------------------------------
BALANCE,
 SEPTEMBER 30, 2005     -   $   -  21,357,817 $611,789  $(1,231,686) $ (619,897)
                   ============================================================



See accompanying notes to condensed consolidated financial statements

                                CRSI Group, inc.
                         (A Development Stage Company)
                            Statements of Cash Flows
                For the Nine Months Ended September 30, 2005
    for the Period from October 18, 2004 (Inception) to September 30, 2005
                                 (Unaudited)

                                   Nine Months Ended       October 18, 2004
                                   September 30, 2005       (Inception) to
                                                         September 30, 2005
                                   ------------------    --------------------
Cash Flows From Operating
 Activities:
 Net Loss                             $(1,041,210)           $(1,231,686)
  Adjustments to reconcile net
   loss to net cash used in
   operations
   Stock issue for services                75,494                 80,494
   Stock issued for start up costs              -                 40,950
   Depreciation                             7,916                  9,918
  Changes in operating assets and
   liabilities:
   Increase in accounts payable
    and accrued expenses                  132,121                132,121
   Decrease in accrued expenses
    - related party                             -                 51,984
   Increase in accrued compensation
    - related party                       260,820                260,820
   Increase in accrued interest
    payable - related party                 2,691                  2,691
                                       ----------             ----------
 Net Cash Used In Operating
  Activities                             (562,168)              (652,708)

Cash Flows From Investing Activities:
 Purchase of equipment                     (5,728)                (7,908)
                                       ----------             ----------
 Net Cash Used In Investing Activities     (5,728)                (7,908)
                                       ----------             ----------

Cash Flows From Financing Activities:
 Increase in cash overdraft                   297                    297
 Proceeds from issuance of common
  stock                                   365,000                415,000
 Proceeds from loan payable
  - related party                         171,322                253,360
 Repayment of loan payable
  - related party                          (8,041)                (8,041)
                                       ----------             ----------
 Net Cash Provided by Financing
  Activities                              528,578                660,616
                                       ----------             ----------
Net Increase (Decrease) in Cash           (39,318)                     -

Cash at Beginning of Period                39,318                      -
                                       ----------             ----------
Cash at End of Period                 $         -            $         -
                                       ==========             ==========

Supplemental disclosure of cash flow
 information:

 Cash paid for interest               $         -            $         -
                                       ==========             ==========

 Cash paid for taxes                  $         -            $         -
                                       ==========             ==========


Supplemental disclosure of non-cash investing and financing activities:

 Common stock issued to founders for
  costs and equipment ($0.001)        $         -            $    48,050
                                       ==========             ==========
 Stock issued in connection with
  shareholder loan repayment
  ($0.05 per share)                   $    27,296            $    27,296
                                       ==========             ==========

See accompanying notes to condensed consolidated financial statements

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
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

     Care Recruitment Solutions International, Inc. ("CRSI"), was organized under the laws of the State of Florida on October 18, 2004. CRSI is a development stage enterprise and intends to primarily provide international recruiting, placement and staffing of nurses to hospitals and other health care agencies.

     World Nursing Corps, Inc. ("WNC") is a development stage company organized under the laws of the State of Florida on June 22, 2005 as a wholly owned subsidiary of CRSI. WNC was established to function as a resource and support organization for nurses placed by CRSI. WNC had no operating activities, assets or liabilities as of September 30, 2005.

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

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)

     Activities during the development stage include developing a business plan, obtaining financing and effecting a merger or acquisition.

     On August 22, 2005 the Company changed its name from Abcor Products, Inc. to CRSI Group, Inc.

     Hereinafter, CRSI Group, inc. and its wholly owned subsidiaries, CRSI and WNC may be referred to individually or in the aggregate as the "Company".

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

     (E) Fixed Assets

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

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)

     As of September 30, 2005, the Company had a $1,203,530 net operating loss carry forward ("NOL"), of which $188,720 and $1,014,810, respectively, expire on December 31, 2024 and 2025. A deferred tax asset of $391,807 comprised of $354,011 for federal income taxes and $37,796 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL.

     (G) Principles of Consolidation

     The consolidated financial statements include the accounts of CRSI Group, Inc. and its wholly owned subsidiaries, Care Recruitment
Solutions International, Inc., and World Nursing Corps, Inc. All significant intercompany accounts and transactions have been eliminated.

     (H) Loss Per Share

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of September
30, 2005, there were 150,000 common share equivalents outstanding the effect of which was anti-dilutive and not included in the calculation of diluted net loss per common share.

     (I) Segment Information

     The Company operates in one segment and therefore segment information is not presented.

     (J) Stock-Based Compensation

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

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)

     (K) Recent Accounting Pronouncements

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

NOTE 2  LOANS FROM STOCKHOLDER

     The Company's founder advanced funds to the Company throughout the period from the Company's inception to September 30, 2005. These loans are unsecured, due on demand, and bear interest at 3% per annum. As of September 30, 2005, the Company owes the shareholder $222,774 of principal and related accrued interest of $2,691.

NOTE 3	REVERSE MERGER

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

     Simultaneous with the merger, the sole officer and director of Abcor resigned and the management of CRSI assumed such positions; therefore, effecting a change of control. As a result, the transaction was recorded as a "reverse merger" whereby CRSI was considered to be the accounting acquirer although CRSI became a wholly owned subsidiary of Abcor. Accordingly, the financial statements include the operating results of CRSI for the periods presented and its balance sheet based on historical cost accounting. The financial statements will include the results of operations of Abcor from the date of the merger.

     Subsequently the Board of Directors approved a change in fiscal year from May 31 to December 31. The Board of Directors also approved a name change for the accounting acquiree from Abcor Products, Inc. to CRSI Group, Inc., and an amendment to the articles of incorporation changing the capital structure thereof as explained in Note 5.

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)

NOTE 4	RELATED PARTY TRANSACTIONS

     The Company has received working capital advances from its majority stockholder of $222,774 from inception (See Note 2).

     During October 2004, the Company issued 8,900,000 shares of common stock to reimburse him for an aggregate of $89,000 of start-up costs incurred and office furniture and equipment.

     During October 2004, the Company entered into an employment agreement with its majority stockholder and founder (See Note 6(A)).

     During October 2004, the Company entered into a one year office lease agreement with an entity affiliated with the Company's majority stockholder (See Note 6(B)).

     Additionally, the Company accrued $47,236 for various working capital advances provided by a related party to the Company's President. These advances were non-interest bearing, unsecured and due on demand.

NOTE 5	STOCKHOLDERS' EQUITY

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

     The amendment was filed with the Florida Secretary of State after the approval by the Company's stockholders became effective during the week of August 22, 2005.

     Common stock issuances from October 18, 2004 (inception) to September 30, 2005 were as follows:

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)

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

     vi. On April 27, 2005, the Company entered into an agreement with an unrelated party (hereinafter referred to as "CRS") to acquire 100% of the common stock of CRS in exchange for 17,995,912 common shares of the Company. The consummation of the transaction is contingent upon the following conditions:

           a. The Company has been brought into full compliance with its reporting obligations under the Securities Exchange Act of 1934 and (2) the Company has filed and mailed to its shareholders a statement complying with the requirements of SEC Rule 14f-1.

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)

           b. The "closing" of this agreement shall occur ten days after each of the two conditions referred to above have been satisfied.
              In the event the closing does not occur within 60 days after the date of the agreement, the agreement will terminate and have no further force or effect.

     vii. On May 9, 2005, the Company issued 7,300,000 common shares at $0.05 per share pursuant to a private placement memorandum and raised $365,000.

     viii. On June 30, 2005 the Company issued 539,877 shares of common stock to an executive pursuant to an employment agreement. The shares issued were contingent on the success of the private placement memorandum and the consummation of the "reverse" merger. The statement of operations includes $26,994 of consulting fees determined by use of the recent cash offering price of the common stock ($0.05).

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

     xi. On June 30, 2005, the Company exchanged 2,002,028 shares of common stock for all the outstanding shares of Abcor.

     Stock Options

     The Company follows the provisions of APB 25, however, fair value accounting and the related provisions of SFAS 123 for all share based payment awards are presented in accordance with the provisions of SFAS
No. 123 as they pertain to the presentation of the pro forma effect if the Company had used SFAS No. 123. No compensation expense was recognized during the period ended September 30, 2005 since the Company follows the provisions of APB No. 25.

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model. The following is a summary of all stock options granted to employees:

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)

     On July 1, 2005, the Company issued options to purchase 150,000 shares of common stock having an exercise price of $0.55 per share to a director for past services rendered. These shares vested immediately upon issuance.

     The weighted average assumptions used by management were as follows:


            Dividend yield               0%
            Expected volatility        140%
            Risk free interest rate   4.75%
            Expected life of option   3 years

     Employee stock option activity for the period ended September 30, 2005 is summarized as follows:


                                         Number of         Weighted Average
                                          Options           Exercise Price
                                   --------------------------------------------
Outstanding at December 31, 2004                -                $   -
Granted                                   150,000                 0.55
Exercised                                       -                    -
Cancelled                                       -                    -
                                         --------                 ----
Outstanding at September 30, 2005         150,000                $0.55
                                         ========                 ====


     The following table summarizes the Company's employee stock options outstanding at September 30, 2005:

                                     Options Outstanding

                                                 Weighted      Weighted
                      Range of                   Average       Average
                      Exercise     Number        Remaining     Exercise
                      Price        Outstanding   Life          Price
                      --------------------------------------------------
                       $ 0.55       150,000       2.75 Years   $ 0.55
                        =====       =======       ==========    =====

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)

     All outstanding employee stock options are exercisable September 30, 2005.

     The exercise prices of all options granted by the Company equal the market price at the dates of the grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of "SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the period ended September 30, 2005.


                                              September 30, 2005
                                              ------------------

            Net loss as reported               $  (1,041,210)
            Add:
             Total stock based compensation
             expense determined under fair
             value based method, net of
             related tax effect                         (537)
                                                   ---------
            Pro forma net loss                 $  (1,041,747)
                                                   =========
            Basic and diluted loss per share
             As reported                               (0.07)
             Pro forma                                 (0.07)

     The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as the Company may continue to grant options to employees.

NOTE 6	COMMITMENTS

     (A) Employment Agreements

     The Company hired its founder as Chief Executive Officer (CEO) and president pursuant to the terms of an employment agreement effective October 19, 2004. The term of the agreement is for five years with annual renewal options thereafter. The annual base salary is $250,000 with annual increases of 25% and an annual bonus equal to 8% of EBITDA.
 The CEO has the option of receiving the bonus in cash, common stock at a 50% discount, or a combination of both. As of September 30, 2005, the aggregate amount of accrued executive salary payable to the CEO totaled $237,903.

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)

     The Company hired a "Senior Vice-President, International Operations" (Executive) pursuant to an employment agreement. The effective date of the agreement was to commence upon the raising of $250,000 of investment capital by the Company, which was achieved on May 9, 2005. The agreement term is for the period from the effective date to December 31, 2008 and, thereafter, shall be automatically extended annually for one year terms unless the Company terminates the agreement upon six months prior notice.
The Company shall pay to the Executive an annual base salary of $175,000, with annual increases of 12%. The executive shall be entitled to an annual bonus to be received in cash, common stock at a 50% discount, or a combination of both at the executive's option. The formula for the bonus has not been determined. The Company has also agreed to pay the executive
(1) an amount of the Company's common shares equal to 3% of the then issued and outstanding shares of common stock on latter of the effective date or the "reverse" merger consummation date and (2) a one-time amount of common stock of the Company equal to 1.99% of the then issued and outstanding shares of common stock at such time that the Company has achieved aggregate, consolidated year-to-date revenues of at least $6.6 million. The executive was issued 539,877 common shares on June 30, 2005 upon consummation of the "reverse" merger (See Note 5). As of September 30, 2005, the aggregate amount of accrued executive salary payable to the Executive was $22,917.

     The agreement with the Senior Vice President, International Operations also stipulates that the executive will be given the opportunity to participate in any executive employee stock option programs and shall be entitled to purchase stock options at a price equal to the closing bid price of the common shares on the date of the grant and shall be exercisable for a period of ten years. The agreement also provides that the Executive will be paid a "business development fee" if the Executive identifies a health care organization with which the Company places a professional or if the Executive identifies a health care professional that the Company places into a paying position. The fee will equal 11/2% of all revenues earned by the Company in the first three years after such a placement and 11/2% of all payments made to the Company by such a professional for services in the first three years after the placement.

     The Company hired a Managing Director of CRSI Europe pursuant to an employment agreement. The effective date of the agreement was April
10, 2005. The agreement term is for a period from the effective date to December 31, 2008.

     (B) Lease - Office Premises

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)

     The Company executed a lease effective October 18, 2004 with an entity affiliated with the Company's founder, for use of its office premises.
The lease term is for one year with one year annual renewal options thereafter. Monthly base rent is $500. The nine months ended September
30, 2005 statement of operations includes in general and administrative expenses $4,500 of rent expense pursuant to the lease term. As of September 30, 2005, the aggregate amount of accrued rent which is included in the balance sheet as a liability in the category of accrued expenses totaled $4,750.

NOTE 7	PLACEMENT AGREEMENTS

     In April 2005 the Company entered into a five year "placement" agreement with a national health care provider to provide a minimum annual staffing of 150 nurses. The agreement provides that the Company will receive a $12,500 placement fee per nurse plus a $5,000 per nurse training and immigration cost subsidy. The agreement may be terminated by either party with or without cause upon ninety days written notice. At September 30, 2005, the agreement was still in effect although no transactions under its terms have been consummated.

     In May 2005 the Company entered into a one-year agreement with a placement agency to place approximately 220 nurses at the Company's clients. The Company is responsible to provide a loan to each applicant to fund their visa application, training and relocation expense and pay a fee of $1,000 upon acceptance and approval for employment at a Company client, $500 upon signing of an employment agreement and $500 upon the first date the nurse reports for work. The agreement is cancelable upon 90 days mutual consent by both parties.
As of September 30, 2005, the agreement has not been cancelled.

NOTE 8	GOING CONCERN

     The Company is in the development stage with no operations, has a cumulative negative cash flow from operations of $652,708, has had recurring losses since inception and has an accumulated deficit of $1,231,686. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          AS OF SEPTEMBER 30, 2005
                                (UNAUDITED)

     As more fully discussed in Note 9, subsequent to the Company's year end, the Company entered into an agreement for the exchange of common stock with an unrelated party. Management believes that the successful consummation of said agreement can provide the Company with the opportunity to continue as a going concern.

     The Company is in the development stage.

NOTE 9	SUBSEQUENT EVENTS

     During October 2005 the Company received a loan of $60,000 from a company related to the founder of CRSI Group. The loan bears interest at prime plus 2% and is payable in three monthly installments. As of March 28, 2006 the loan is in default, and the Company has obtained a waiver of the default through May 2006.

     On January 31, 2006 the Company obtained an additional $20,000 in the form of a Revolver Loan Agreement and Promissory Note from a related party. Interest will accrue at a rate of Prime plus 2% per annum. The principal amount is due in three equal monthly installments terminating April 30, 2006.

     On February 28, 2006 the Company's Chairman released the Company from all accrued compensation and debts that the Company owed to him. The Chairman also assumed personal liability for the Company's obligations to the other two officers of the Company. Those officers then released the Company from all accrued compensation and other debts.

     On February 28, 2006 CRSI Group entered into a Share Exchange Agreement with the equity-holders in three limited liability companies organized in the Republic of Kazakhstan: Scientific Industrial Firm Dank, LLC, Central Geophysical Expedition LLC, and A-Fidan, LLC. (the "Caspian Companies"). The Caspian Companies are engaged in oil production and in certain aspects of the oil services industry. The Share Exchange Agreement contemplates that CRSI Group will acquire 95% of the equity in the Caspian Companies in exchange for 56,000,000 shares of common stock issued by CRSI Group. The closing of the acquisition will occur after conditions specified in the Share Exchange Agreement have been satisfied, primarily completion of satisfactory due diligence investigations by both parties and the completion of the audits of the financial statements of the Caspian Companies.

     In a separate agreement, fourteen shareholders of CRSI Group have agreed that upon the closing of the acquisition of the Caspian Companies, they will surrender a sufficient number of CRSI Group shares to reduce the number outstanding prior to the share exchange to 6,000,000. Accordingly, the 56,000,000 shares to be issued to the equity-holders in the Caspian Companies will represent 90.3% of the outstanding shares of CRSI Group.

ITEM 2.  PLAN OF OPERATION

        CRSI Group, Inc. is a holding company with two subsidiaries: Care Recruitment Solutions International, Inc. ("CRSI") and World Nursing Corps, Inc. ("WNC").

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

        CRSI was organized in October 2004. In April 2005 it entered into its first placement contract. The contract is with a health care provider that employs medical personnel throughout the United States. The contract provides for a minimum annual placement of 150 nurses throughout its five year term. The health care provider is required to pay total fees of $17,500 per nurse. The contract may be terminated by either party on 90 days notice. CRSI expects to initiate placements under the contract when sufficient funds are available to finance its operations.

        CRSI has also acquired the rights to place 220 immigrant nurses with employers. The nurses are under contract to a placement agency in the US, which has given CRSI the exclusive right to obtain approval of the nurses' entry into the US from the immigration authorities and then to place the nurses in employment with health care providers in the US.

	During CRSI's first year of operations its founder, Jeremy Feakins, contributed $89,000 to CRSI and made additional loans to enable CRSI to initiate its operations. The net balance of the loan account at September 30, 2005 was $222,774. CRSI also obtained $415,000 by selling common stock to five private investors. The funds were used primarily to pay the expenses incurred as Mr. Feakins organized the network of institutional relationships that are the foundation for CRSI's business plan. Included in the expenses recorded on Abcor's statement of operations since inception is $285,820 in salary to Mr. Feakins and CRSI's Executive Vice President, Ytzik Aranov. All of the compensation payable to Mr. Feakins and half of the compensation payable to Mr. Aranov has been accrued and is included in "Accrued Compensation - Related Party" on CRSI's balance sheet at September 30, 2005.

	At September 30, 2005 CRSI had no cash remaining on hand. It had $665,937 in current liabilities, producing a working capital deficit of ($665,937). Because of the lack of funds, CRSI has ceased its efforts to expand its business and focused on raising capital. In its report on CRSI's financial statements for the year ended December 31, 2004, the Company's auditor stated that there was substantial doubt as to its ability to continue as a going concern. In order to continue to implement its business plan, CRSI Group will have to obtain additional capital. For that reason, management does not have enough cash to continue operations for twelve months and has been actively soliciting additional equity investment. It has not, however, received financing commitments from anyone at this time.

	On February 28, 2006 CRSI Group entered into a Share Exchange Agreement with the equity-holders in three limited liability companies organized in the Republic of Kazakhstan: Scientific Industrial Firm Dank, LLC, Central Geophysical Expedition LLC, and A-Fidan, LLC. (the "Caspian Companies"). The Caspian Companies are engaged in oil production and in certain aspects of the oil services industry. The Share Exchange Agreement contemplates that CRSI Group will acquire 95% of the equity in the Caspian Companies in exchange for 56,000,000 shares of common stock issued by CRSI Group. The closing of the acquisition will occur after conditions specified in the Share Exchange Agreement have been satisfied, primarily completion of satisfactory due diligence investigations by both parties and the completion of the audits of the financial statements of the Caspian Companies. Completion of the share exchange would represent a significant addition to the business plan of CRSI Group.

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Abcor's disclosure controls and procedures as of September 30, 2005. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Abcor in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Abcor is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Feakins concluded that Abcor's system of disclosure controls and procedures was effective as of September 30, 2005 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during CRSI Group's third fiscal quarter that has materially affected or is reasonably likely to materially affect CRSI Group's internal control over financial reporting.


PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     None.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of 2005.

Item 6.	Exhibits

     31  Rule 13a-14(a) Certification
     32  Rule 13a-14(b) Certification


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CRSI GROUP, INC.


Date: March 30, 2006			By: /s/ Jeremy Feakins
                                        ----------------------------------
                                        Jeremy Feakins, Chief Executive
                                         Officer, Chief Financial Officer,
                                         Chief Accounting Officer