Form 10KSB
period 2005-12-31
CRSI Group, Inc.
filed 2006-03-31
CIK 816958

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-KSB

                                 (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

	For the fiscal year ended: December 31, 2005

                                     or

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______________ to _____________


                    Commission file number: 33-14987-A

              CARE RECRUITMENT SOLUTIONS INTERNATIONAL, INC.
           ---------------------------------------------------
           (Exact name of small business issuer in its charter)


             Florida                                65-0023471
   -----------------------------------------------------------------------
   (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)


          826 Broadway, 9th Floor, New York, New York    10003
        --------------------------------------------------------
        (Address of principal executive offices)     (Zip Code)

                Issuer's telephone number: (212) 505-0282

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section
13 or 15(d) of the Exchange Act.  Yes [ ]   No [X]

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [X]   No [ ]

The issuer's revenues for its most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days was $9,908,879.

The number of shares outstanding of the issuer's common stock, as of March 30, 2006 was 21,457,817.


                 DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                 PART I

            CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements regarding CRSI Group, its business and its financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     >  We currently lack sufficient resources to carry out our business plan.

     > There are contingencies that may prevent our planned acquisition of the Kazakhstan oil companies from being completed.

     > The success of the Kazakhstan oil companies, if we do acquire them, will depend on factors over which management will have little control, including the results of exploration, world oil prices, and policies of the government of Kazakhstan.

     Because these and other risks may cause CRSI Group's actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report. Readers should also take note that CRSI Group will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1.    DESCRIPTION OF BUSINESS

     Our Business Plan

     Our plan is to develop our subsidiary, Care Recruitment Solutions International, Inc. ("CRSI"), to engage in the business of international recruitment and placement of health care professionals. CRSI's business plan contemplates that CRSI will recruit experienced nurses and other medical staff from selected countries in which the supply of nurses exceeds the demand for nurses ("Source Countries"). We will then provide our recruits with the additional professional training and language skills needed to gain employment in our Target Countries. Our "Target Countries" will include the U.S., the U.K. and other countries in which the demand for nurses exceeds the available supply. We will contract with health care providers in the Target Countries and provide them personnel for a per-placement fee.

     During 2005 we developed relationships in a number of Source Countries in order to facilitate our recruitment of nurses from those countries. We determined that each of the following countries meets our criteria for a Source Country - i.e. an excess of trained nurses over demand for nurses:

        Western Europe       Eastern Europe             Scandanavia
        ---------------      -------------------        ---------------

        The Netherland       Hungary   Lithuania        Finland
        Ireland              Romania   Slovak Republic  Sweden
        Germany              Czech Republic

     Due to our lack of funds, we terminated our efforts to recruit on-site agents in each of those countries. If funds become available, we will re-start those efforts. The function of these agents would be to implement our recruiting programs, which would consist of advertising and promotions in medical journals and other media directed at participants in the health care industry.

     Once we have recruited a nurse in a Source Country, our plan is to transport him or her to the U.K. for training. Our plan is that each of our nurses will be fully-credentialed prior to assuming employment in the U.S. This policy will give us a significant competitive advantage over other placement agencies, which pass to the employer the risk that the foreign-trained nurses they retain will fail the licensing exams required for certification in the U.S. and U.K. Instead we intend to retain the services of a nurse training institution in the U.K. to enable our recruits to obtain full licensure. In addition, as necessary, we will provide language training to give our recruits the communication skills necessary for success in the health care field. Our goal is to become known as a source for nurses whose presence will upgrade their new employment environment. We believe that health care providers will pay a premium fee if they have assurance of a professional of the highest quality.

     While CRSI is training nurses in the U.K., CRSI will utilize the services of these nurses immediately. During 2005 we were engaged in developing relationships in the U.K. with nursing and care staffing agencies that would use the services of our recruits while they are in training. In this manner we expect to allay a substantial portion of the expenses attendant to transporting, training and supporting our nurse recruits. Again, those development efforts have been terminated until we are able to fund our operations properly.

     If we are able to initiate our business efforts again, our initial "Target Countries" will be the U.S. and the U.K. The American Hospital Association recently reported that there are 126,000 vacancies for nurses in the U.S. at this time. In 2002 the U.S. Labor Department predicted that by 2012 the supply of trained nurses in the U.S. will fall short of the demand for nurses by one million nurses. The U.K. faces a similar, if less dramatic, shortfall in the supply of nurses. These two countries are also advantageous Targets because in both of them the health care system is increasingly centralized. Both hospitals and out-patient services are increasingly controlled by large organizations with national reach. We can negotiate a major placement with one of these organizations far more efficiently than negotiating with a plethora of small, independent providers.

     Existing Contracts

     CRSI obtained its first placement agreement in April 2005. Personal Touch Home Care, Inc. is a New York-based health care provider that employs medical personnel throughout the United States. Our contract with Personal Touch Home Care provides for a minimum annual placement of 150 nurses throughout the five year term of the contract. Personal Touch Home Care is required to pay us a total fee of $17,500 for each nurse placed in a Personal Touch facility. The contract may be terminated by either party on
90 days notice.   To date, due to our inability to fund our operations, we
have not placed any nurse under this contract. The contract has not been terminated, however.

     CRSI also obtained the right to place 220 Indian nurses by contracting with a placement agency in Philadelphia that had recruited the 220 nurses. The placement agency found itself unable to efficiently obtain visas for the nurses, and turned to CRSI for assistance. We have been unable to service this contract, due to our lack of cash. The contract remains in effect, however.

     Competition

     Currently, a small number of medical recruitment agencies in a number of developed countries are bringing foreign-trained nurses to their countries. Typically, the foreign nurse signs an employment agreement with the agency for an extended period of time. The agency then hires these nurses out to hospitals on a per diem or traveling nurse arrangement, often at exorbitant rates. These arrangements cause resentment in the nursing community, and undercut efforts to develop loyalty and motivation in the nurses. Even those organizations that offer 'nurse recruitment consultancy' services tend to promote temp-to-perm services rather than work alongside a Hospital Director of Nursing on a long term nurse staffing plan.

     In the U.S. currently, 47% of foreign trained nurses fail the licensing exam (the "NCLEX-RN") after arrival in the USA. This situation causes significant problems for the employer who may find an unqualified nurse on their payroll. CRSI's plan is to place only nurses who have already passed the NCLEX-RN. We believe this policy, albeit cost-intensive, would give us a major competitive advantage. We are not aware of any other placement company that offers comparable assurances to its clients.

     World Nursing Corps

     World Nursing Corps ("WNC") is a wholly-owned subsidiary of CRSI. Our plan is to develop WNC as a global resource and support organization to provide a compassionate support system for WNC Member Nurses placed in a new country. Free membership in WNC would be limited to staff that passes through CRSI's recruiting process and have been approved and placed in a position in a Target Country. Other levels of membership would be available to all nurses worldwide, for a token membership fee.

     Our plan to initiate World Nursing Corps has also been delayed by our lack of funds. If funds become available, our plan is that WNC will offer its members a full menu of services and support programs, including:

     *  Representation globally to support nurses in Target Countries

     * Immigration assistance for nurses and welcoming "Ambassadors" in Target Countries

     *  Relocation support (apartment rentals, moving, licensing, etc.)

     *  Social activities and continuous communications with other WNC members

     * Global Advocacy and Ombudsman services for nurse issues and consciousness-raising

     *  WNC "Buddy System" mentoring with local nurses and families

     *  WNC Programs including:

        * A branded WNC Credit Card

        * Financial services (banking, insurance, mortgage, car leasing, etc.)

        * Cell phone program, subscriptions

        * Uniform purchases

        * Travel services

        * Continuing education

        * Health benefits (including Vision, Dental etc)

        * Legal resources

     Our ambition is that WNC members will display their WNC emblem on their uniforms wherever they serve, as a badge of honor and sign of belonging to an elite membership of internationally-recognized health care professionals. If we achieve that goal, our efforts to recruit nurses into the CRSI program will be considerably eased.

     Share Exchange Agreement

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

     Employees

     CRSI Group and its subsidiaries currently have only one employee, its President.


ITEM 2.    DESCRIPTION OF PROPERTY

     The executive officers of CRSI Group are located at 826 Broadway, New York, NY, which we occupy on a month-to-month basis.

ITEM 3.    LEGAL PROCEEDINGS

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the fourth quarter of 2005.

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     (a)  Market Information.

     Our common stock is listed for quotation on the Pink Sheets under the trading symbol "CRSX." The following table sets forth the bid prices quoted for our common stock on the Pink Sheets during the last two years.

                                     Bid
                              -----------------
Period:                         High      Low

Jan. 1, 2004 - Mar. 31, 2004    $ .01    $ .01
Apr. 1, 2004 - June 30, 2004    $ .02    $ .01
July 1, 2004 - Sep. 30, 2004    $ .02    $ .01
Oct. 1, 2004 - Dec. 31, 2004    $ .02    $ .01

Jan. 1, 2005 - Mar. 31, 2005    $ .04    $ .01
Apr. 1, 2005 - June 30, 2005    $2.00    $ .04
July 1, 2005 - Sep. 30, 2005    $2.00    $ .75
Oct. 1, 2005 - Dec. 31, 2005    $1.15    $ .25

     (b)  Holders.   Our shareholders list contains the names of 533
registered stockholders of record of the Company's Common Stock. Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 600.

     (c) Dividend Policy. We have not declared or paid cash dividends or made distributions in the past, and we do not anticipate that we will pay cash dividends or make distributions in the foreseeable future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

     (d) Equity Compensation Plans. We have not authorized any compensation plans (including individual compensation arrangements) under which our equity securities have been authorized for issuance as of the end of the most recently completed fiscal year. We have not authorized any such plan for the fiscal year ended December 31, 2006.

     (e) Recent Sales of Unregistered Securities. We did not sell any securities during 4th quarter of 2005 that were not registered under the Securities Act.

     (f) Repurchase of Equity Securities. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal year 2005.

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION.

     During CRSI's first year of operations its founder, Jeremy Feakins, contributed $89,000 to CRSI and made additional loans to enable CRSI to initiate its operations. The net balance of the loans made by Mr. Feakins at December 31, 2005 was $318,975. At the same time, Mr. Feakins and Michael Mills, the Director of CRSI Europe, deferred all of their salary, and Ytzik Aranov, CRSI's Senior Vice President, deferred half of his salary. As a result, there is reported on the balance sheet at December 31, 2005 $345,474 in accrued compensation.

     CRSI also obtained $415,000 by selling common stock to five private investors. The funds were used primarily to pay the expenses incurred as Mr. Feakins organized the network of institutional relationships that are the foundation for CRSI's business plan. As a result, at December 31, 2005 CRSI had only $38,082 in cash remaining on hand. At the same time, it had $384,526 in current liabilities, in addition to the loans and accrued compensation noted above, producing a working capital deficit of ($1,010,864). Because of the lack of funds, CRSI has ceased its efforts to expand its business and focused on raising capital. In its report on CRSI's financial statements for the year ended December 31, 2005, the Company's auditor states that there is substantial doubt as to the ability of CRSI Group to continue as a going concern. In order to continue to implement its business plan, CRSI Group will have to obtain additional capital. For that reason, management has been actively soliciting additional equity investment. It has not, however, received financing commitments from anyone at this time.

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

Critical Accounting Policies and Estimates

     In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values. In our preparation of the financial statements for 2005, there was only one estimate made which was (a) subject to a high degree of uncertainty and (b) material to our results. That was the determination, detailed in Note 1(E) to the Financial Statements for 2005, that we should record a valuation allowance for the deferred tax asset created by our net operating loss carryforward. The primary reason for the determination was our lack of certainty as to if and when CRSI would commence profitable operations.

     We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2005.

ITEM 7.    FINANCIAL STATEMENTS

     The Company's financial statements, together with notes and the Independent Auditors' Report, are set forth immediately following Item 14 of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

ITEM 8A.   CONTROLS AND PROCEDURES.

     (a)    Evaluation of disclosure controls and procedures.

     The term "disclosure controls and procedures" (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within required time periods. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this annual report (the "Evaluation Date"). Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective.

     (b)   Changes in internal controls.

     The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated any changes in the Company's internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION.

     None.

                                  PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The officers and directors of the Company are:
                                                                    Director
Name                   Age     Position with the Company            Since
-----------------------------------------------------------------------------
Jeremy P. Feakins      51      Chief Executive Officer, Chief        2005
                               Financial Officer, Director

Yitzchak K. Aranov     51      Director                              2005

Michael John Mills     58      Director                              2005

     All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify. Officers serve at the pleasure of the Board of Directors.

     Jeremy P. Feakins founded CRSI in October 2004, and has been primarily responsible for the development of its business. From 1989 to the present, Mr. Feakins has served as founder and Chairman of Medical Technology & Innovations, Inc. (New York, NY), which developed and marketed the first-to-market vision screening system for young, preverbal or difficult to screen children. From 2002 until 2004 Mr. Feakins was also employed as a Managing Member of Steridyne Industries, LLC., an importer of medical devices. Steridyne filed for a Chapter 7 liquidation in bankruptcy in December 2004 after Hurricanes Francis and Charley damaged Steridyne's warehouse in Florida and destroyed its inventory. Since 1995, Mr. Feakins has also served as Chairman of International Investment Partners, Ltd. (Dublin, Ireland), a venture capital and management consulting firm. Mr. Feakins received his initial training in personnel logistics while serving in the Secretariat Branch of the Royal Navy from 1969 to 1976. Mr. Feakins received a Diploma in Accounting from the Royal Navy Secretarial and Accounting College.

     Yitzchak Aranov was employed as the Executive Vice President of CRSI from April 2005 until February 2006. In that position he has primary responsibility for managing the logistics of the Company's international business affairs. From 2004 until he joined CRSI, Mr. Aranov was the Managing Director of Ash Capital Partners, Inc., a New York-based boutique investment banking firm that focused on businesses in the life sciences and health care industries. From 2002 to 2004 Mr. Aranov was a Managing Director
- Capital Markets for Wellfleet Partners LLC, a merchant/investment banking firm in New York City. From 1999 until 2002 Mr. Aranov served as Managing Director - Capital Markets for ITF Global Partners, an equity fund that invested in the life sciences and health care fields. Mr. Aranov holds a CSAA degree in computer science from Midrasha LeMinhal in Tel Aviv and a P.D. in systems analysis from UCLA.

     Michael John Mills. Mr. Mills has been employed as the Director of CRSI Europe since April 2005. In that position, he is responsible for developing the network of relationships that would support the implementation of the CRSI business plan in Europe. For the past five years, Mr. Mills has been involved with a variety of entrepreneurial enterprises, including service as Chief Executive Officer of Drew Scientific Group plc (analytical systems for laboratory testing) from 2004 to 2005, Chairman of World Food Heroes Limited (wholesale food production) from 2004 to the present, Managing Director of Pentavia Limited (management services) from 2003 to the present, Chairman of Intermezzo Limited (management services) from 2002 to 2003, and Chairman of Talent Group plc (television production) from 2001 to 2003. Mr. Mills was named a Fellow in Accountancy in 1971 by the Institute of Chartered Accountants in England and Wales.
Audit Committee; Compensation Committee

     The Board of Directors has not appointed an Audit Committee or a Compensation Committee. Each of Yitzchak Aranov and Michael John Mills meet the qualifications of an audit committee financial expert by reason of their experience in investment banking and accounting, respectively.

Code of Ethics

     The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2005.

ITEM 10.   EXECUTIVE COMPENSATION

     This table itemizes the compensation we paid to Jeremy P. Feakins, who
served as our Chief Executive Officer during 2005.   There was no other
officer whose salary and bonus for services rendered during the year ended December 31, 200 exceeded $100,000.

                              Compensation
                              Year    Salary

Jeremy P. Feakins             2005    $0*
                              2004    $0**
____________________________________

     * CRSI accrued $250,000 in unpaid salary due to Mr. Feakins for services in 2005.
    ** CRSI accrued $50,403 in unpaid salary due to Mr. Feakins for services in 2004.

     Employment Agreements

     None of the officers or directors has an employment agreement. All serve on an at-will basis.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended December 31, 2005 and those options held by him on December 31, 2005.

     Option Grants in the Last Fiscal Year

                            Percent
                            of total                        Potential realizable
                 Number of  options                           value at assumed
                 securities granted to                         annual rates of
                 underlying employees   Exercise               appreciation of
                 option     in fiscal   Price     Expiration   for option term
Name             granted    year        ($/share) Date           5%      10%
--------------------------------------------------------------------------------
Jeremy Feakins   150,000     100%.        $.55     6/30/08        0      0

     Aggregated Fiscal Year-End Option Values

              Number of securities underlying  Value of unexercised in-the-money
              unexercised options at fiscal    options at fiscal year-end ($)
Name          year-end (#) (All exercisable)   (All exercisable)
--------------------------------------------------------------------------------
Jeremy Feakins		150,000				0

     Remuneration of Directors

     None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

     * each shareholder known by us to own beneficially more than 5% of our common stock;

     *  Jeremy Feakins, our Chief Executive Officer

     *  each of our directors; and

     *  all directors and executive officers as a group.

     There are 21,457,817 shares of our common stock outstanding on the date of this report. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

                                Amount and
				Nature of
Name and Address                Beneficial               Percentage
of Beneficial Owner(1)		Ownership	 	 of Class
----------------------------------------------------------------------
Jeremy P. Feakins		7,345,912		  34.2%

All officers and directors
 (3 persons)                    8,385,789                 39.1%

George Faris			3,635,000(1)	  	  16.9%
Donald Rynne                    2,000,000                  9.3%
SGT, Ltd.(2)                    2,000,000                  9.3%
Dale B. Finfrock, Jr.           1,382,824                  6.4%
_________________________________________

(1)  Includes 1,000,000 shares owned by Mr. Faris' spouse.
(2) Ghassan Saab controls the voting and disposition of the shares owned by SGT, Ltd.

Equity Compensation Plan Information

     The Company did not have any equity plans as of December 31, 2005.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On October 18, 2004, CRSI issued to Jeremy Feakins, its founder, 8,900,000 shares of common stock to reimburse him for an aggregate of $89,000 of start-up costs that he incurred and office furniture and equipment that he purchased prior to CRSI's incorporation. The stock was valued at the historical cost of the start-up costs incurred and the office furniture and equipment purchased.

     On February 9, 2006 Jeremy Feakins and a company owned by him entered into a Settlement and Termination Agreement with CRSI Group. The Agreement effected the termination of Mr. Feakins employment agreement with CRSI, although Mr. Feakins agreed to continue to serve as CRSI's Chief Executive Officer and a member of its Board. Mr. Feakins and his company released CRSI from liability for $465,811.55 that he had loaned to CRSI and $342,355.24 in accrued compensation. Mr. Feakins also agreed to assume all of CRSI Group's liability to Michael Mills and Yitzchak Aranov, totaling $164,919, and those individuals agreed to release CRSI from those liabilities. For its part, CRSI transferred to Mr. Feakins certain office equipment with a book value of less than $40,000, granted Mr. Feakins a perpetual exclusive (except as to CRSI) license to use the tradenames "Care Recruitment Solutions International" and "World Nursing Corps," and assigned to Mr. Feakins the domain name "worldnursingcorps.com" and the Website that operates under that name.

ITEM 13.   EXHIBITS

3-a Articles of Incorporation, as amended - filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-14987-A) and incorporated herein by reference.

3-a(1)	Articles of Amendment to Articles of Incorporation - filed as an exhibit to the Company's Current Report on Form 8-K dated August 22, 2005 and incorporated herein by reference.

3-b	By-laws - Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-14987-A) and incorporated herein by
        reference.3-a   Articles of Incorporation filed February 17, 1998.

10-a	Placement Agreement dated April 19, 2005 between Care Recruitment
        Solutions International, Inc. and Personal Touch Home Care, Inc. - filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2005 and incorporated herein by reference.

10-b	Settlement and Termination Agreement dated February 9, 2006 among
        Jeremy P. Feakins, Growth Capital Resources, LLC, CRSI Group, Inc. and Care Recruitment Solutions International, Inc.

10-c	Share Exchange Agreement dated February 23, 2006 among CRSI Group,
        Inc. and the shareholders of Scientific Industrial Firm Dank, LLC, Central Geophysical Expedition LLC, and A-Fidan, LLC. - filed as an exhibit to the Company's Current Report on Form 8-K dated February 27, 2006 and incorporated herein by reference.

31      Rule 13a-14(a) Certification

32      Rule 13a-14(b) Certification

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Audit Fees

     Webb & Company, PA billed $10,088 to the Company for professional services rendered for the audit of our fiscal 2005 financial statements and review of the financial statements included in our fiscal 2005 10-QSB filings. Webb & Company, PA billed $0 to the Company for professional services rendered for the audit of our fiscal 2004 financial statements.

     Audit-Related Fees

     Webb & Company, PA billed $153 to the Company during fiscal 2005 for assurance and related services that are reasonably related to the performance of the 2005 audit or review of the quarterly financial statements. Webb & Company, PA billed $0 to the Company during fiscal 2004 for assurance and related services that are reasonably related to the performance of the 2004 audit or review of the quarterly financial statements.

     Tax Fees

     Webb & Company, PA billed $98 to the Company during fiscal 2005 for professional services rendered for tax compliance, tax advice and tax planning. Webb & Company, PA billed $0 to the Company during fiscal 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, PA billed $0 to the Company in fiscal 2005 and $0 in fiscal 2004 for services not described above.

     It is the policy of the Company's Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee. All of the services described above were approved by the Board of Directors.

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
CRSI Group, Inc. and Subsidiaries
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of CRSI Group, Inc. and subsidiaries (a development stage company) as of December 31, 2005 and the related statements of operations, changes in stockholders' deficiency and cash flows for the year ended December 31, 2005 (consolidated), for the period from October 18, 2004 (inception) to December 31, 2004, and for the period from October 18, 2004 (inception) to December 31, 2005 (consolidated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of CRSI Group, Inc. and subsidiaries (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for year ended December 31, 2005 (consolidated), for the period from October 18, 2004 (inception) to December 31, 2004, and for the period from October 18, 2004 (inception) to December 31, 2005 (consolidated), in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in
Note 8 to the consolidated financial statements, the Company is in the development stage and has a working capital deficiency of $1,010,864 a loss from operations of $1,385,709 and a stockholders' deficiency of $964,396. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 8. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEBB & COMPANY, P.A.

Boynton Beach, Florida
March 24, 2006

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                         CONSOLIDATED BALANCE SHEET
                           AS OF DECEMBER 31, 2005

ASSETS

CURRENT ASSETS
 Cash                                           $    38,082
 Other assets                                            29
                                                  ---------
Total Current Assets                                 38,111

FIXED ASSETS, NET OF ACCUMULATED
 DEPRECIATION OF $12,716                             46,468
                                                  ---------
TOTAL ASSETS                                    $    84,579
                                                  =========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Cash overdraft                                 $     1,798
 Accounts payable and accrued expenses              269,041
 Accrued expenses - related parties                 113,687
 Accrued compensation                               345,474
 Advances - related parties                          35,000
 Loan payable - related party                        60,000
 Loan payable - stockholder                         223,975
                                                  ---------
TOTAL LIABILITIES                                 1,048,975
                                                  ---------

COMMITMENTS AND CONTINGENCIES                             -

STOCKHOLDERS' DEFICIENCY
 Preferred stock, no par value, 5,000,000
  shares authorized, none issued and
  outstanding                                             -
 Common stock, no par value, 200,000,000
  shares authorized, 21,357,817 shares
  issued and outstanding                            611,789
 Deficit accumulated during development
  stage                                          (1,576,185)
                                                  ---------
Total Stockholders' Deficiency                     (964,396)
                                                  ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY  $    84,579
                                                  =========

See accompanying notes to financial statements

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)

                           STATEMENTS OF OPERATIONS

                                                                   For the
                                                 For the         Period From
                               For the Year    Period From    October 19, 2004
                                   Ended     October 18, 2004  (Inception) to
                                December 31,  (Inception) to     December 31,
                                   2005        December 31,         2005
                              (Consolidated)       2004        (Consolidated)
                            ---------------------------------------------------
REVENUES                       $        -     $        -        $         -

OPERATING EXPENSES
 Consulting fees                  399,520         36,191            435,711
 Depreciation                      10,714          2,002             12,716
 Compensation                     388,868         50,403            439,271
 General and administrative       577,173        101,549            678,722
                                ---------      ---------          ---------
Total Operating Expenses        1,376,275        190,145          1,566,420
                                ---------      ---------          ---------
LOSS FROM OPERATIONS           (1,376,275)      (190,145)        (1,566,420)

OTHER EXPENSE
 Interest expense                  (9,434)          (331)            (9,765)
                                ---------      ---------          ---------
Total Other Income (Expense)       (9,434)          (331)            (9,765)
                                ---------      ---------          ---------

LOSS BEFORE PROVISION FOR
 INCOME TAXES                  (1,385,709)      (190,476)        (1,576,185)

Provision for Income Taxes              -              -                  -
                                ---------      ---------          ---------
NET LOSS                      $(1,385,709)    $ (190,476)       $(1,576,185)
                                =========        =======          =========
NET LOSS PER SHARE - BASIC
 AND DILUTED                  $     (0.08)    $    (0.02)       $     (0.10)
                                =========        =======          =========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
 - BASIC AND DILUTED           16,966,855      9,748,000         15,749,436
                               ==========      =========         ==========

See accompanying notes to consolidated financial statements

                     CRSI GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
             STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
     FOR THE PERIOD FROM OCTOBER 18, 2004 (INCEPTION) TO DECEMBER 31, 2005

                                                          Accumulated
                                                          Deficit During
                   Preferred Stock     Common Stock       Development
                   Shares   Amount   Shares     Amount    Stage          Total
                   ------------------------------------------------------------
Balance,
 October 18,2004
 (inception)            -   $   -           - $      -     $      -    $      -

Common stock issued
 to founders for
 costs and equipment
 ($0.001 per share)     -       -   8,900,000   89,000            -      89,000

Stock issued for
 services ($0.05 per
 share)                 -       -     100,000    5,000            -       5,000

Stock issued for cash
 ($0.05 per share)      -       -   1,000,000   50,000            -      50,000

Net loss for the
 period from October
 18, 2004 (inception)
 to December 31, 2004   -       -           -        -     (190,476)   (190,476)
                     ----------------------------------------------------------
Balance,
 December 31, 2004      -       -  10,000,000  144,000     (190,476)    (46,476)

Stock issued for
 services ($0.05 per
 share)                 -       -     970,000   48,500            -      48,500

Stock issued to
 officer under
 employment
 agreement ($0.05
 per share)             -       -     539,877   26,993            -      26,993

Stock issued for cash
 ($0.05 per share)      -       -   7,300,000  365,000            -     365,000

Stock issued in
 connection with
 stockholder loan
 repayment ($0.05
 per share)             -       -     545,912   27,296            -      27,296

Shares issued in
 reverse merger         -       -   2,002,028        -            -           -

Net loss for the
 nine months ended
 September 30, 2005     -       -           -        -   (1,385,709) (1,385,709)
                   ------------------------------------------------------------
BALANCE,
 DECEMBER 30, 2005      -   $   -  21,357,817 $611,789  $(1,576,185) $ (964,396)
                   ============================================================

See accompanying notes to consolidated financial statements

                      CRSI GROUP, INC. AND SUBSIDIARIES
                       (A DEVELOPMENT STAGE COMPANY)
                          STATEMENTS OF CASH FLOWS


                                                                   For the
                                                 For the         Period From
                               For the Year    Period From    October 19, 2004
                                   Ended     October 18, 2004  (Inception) to
                                December 31,  (Inception) to     December 31,
                                   2005        December 31,         2005
                              (Consolidated)       2004        (Consolidated)
                            ---------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                      $ (1,385,709)   $   (190,476)   $ (1,576,185)
 Adjustments to reconcile
  net loss to net cash used
  in operating activities:
  Common stock issued for
   services                          75,494           5,000          80,494
  Common stock issued to
   founder for start-up costs             -          40,950          40,950
  Depreciation                       10,714           2,002          12,716
 Changes in operating assets and
  liabilities:
  Increase in prepaid expenses          (29)              -             (29)
  Increase in accounts payable
   and accrued expenses             269,041               -         269,041
  Decrease in accrued expenses
   - related party                   61,703          51,984         113,687
  Increase in accrued
   ompensation - related party      345,474               -         345,474
                                  ---------       ---------       ---------
 Net Cash Used In Operating
  Activities                       (623,312)        (90,540)       (713,852)
                                  ---------       ---------       ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of equipment               (8,954)         (2,180)        (11,134)
                                  ---------       ---------       ---------
 Net Cash Used In Investing
  Activities                         (8,954)         (2,180)        (11,134)
                                  ---------       ---------       ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase in cash overdraft           1,798               -           1,798
 Advances from related parties       35,000               -          35,000
 Proceeds from loan payable
  - stockholder                     298,450          82,038         380,488
 Payments on loan payable
  - stockholder                    (129,218)              -        (129,218)
 Proceeds from loan payable
  - related party                    60,000               -          60,000
 Proceeds from issuance of
  common stock                      365,000          50,000         415,000
                                  ---------       ---------       ---------
 Net Cash Provided By Financing
  Activities                        631,030         132,038         763,068
                                  ---------       ---------       ---------
NET INCREASE (DECREASE) IN CASH      (1,236)         39,318          38,082

CASH AT BEGINNING OF PERIOD          39,318               -               -
                                  ---------       ---------       ---------
CASH AT END OF PERIOD          $     38,082    $     39,318    $     38,082
                                  =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

Cash paid during the period
 for interest                  $          -    $          -    $          -
                                  =========       =========       =========

Cash paid during the period
 for income taxes              $          -    $          -    $          -
                                  =========       =========       =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock issued to
 founders for costs and
 equipment ($0.001 per share)  $          -    $     48,050    $     48,050
                                  =========       =========       =========
Stock issued for stockholder
 loan payment ($0.05 per
 share)                        $     27,296    $          -    $     27,296
                                  =========       =========       =========
See accompanying notes to consolidated financial statements

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           AS OF DECEMBER 31, 2005

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation and Organization

Abcor Products, Inc., a development stage company, was organized under the laws of the State of Florida on April 9, 1987 as HWS Noviembre Corporation. On May 19, 1989, the Company filed an amendment to its articles of incorporation changing its name to Abcor Products, Inc.
On August 22, 2005 the Company changed its name from Abcor Products, Inc to CRSI Group, Inc.

Care Recruitment Solutions International, Inc. ("CRSI") was organized under the laws of the State of Florida on October 18, 2004. CRSI is a development stage enterprise and intends to primarily provide international recruiting, placement and staffing of nurses to hospitals and other health care agencies.

World Nursing Corps, Inc. ("WNC") is a development stage company organized under the laws of the State of Florida on June 22, 2005 as a wholly owned subsidiary of CRSI. WNC was established to function as a resource and support organization for nurses placed by CRSI. WNC had no operating activities, assets or liabilities as of December 31, 2005.

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

(B) Use of Estimates

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

                                    -6-
(C) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents.

(D) Fixed Assets

Furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over five years which is the estimated useful lives of the assets. Maintenance and repairs are charged to operations as incurred. Depreciation expense for the year ended December 31, 2005, the period from October 18, 2004 (inception) to December 31, 2005 and for the period from October 18, 2004 (Inception) to December 31, 2005 was $10,714, $2,002 and $12,716, respectively.

(E) Income Taxes

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

As of December 31, 2005, the Company had $1,548,029 of net operating loss carryforwards ("NOL"), of which $1,359,309 expires during the years ended December 31, 2006 through December 31, 2025. A deferred tax asset of $582,523 is comprised of the future tax benefit associated with the deductible future taxable loss. Since inception, the Company has had no temporary differences affecting taxable income. The Company has only had permanent differences relating to the deduction of meals and entertainment accounted for initially as a deduction from taxable income, however for tax purposes, these amounts are non-allowable expenses up to the extent of 50% of the amount deducted.

The valuation allowance at December 31, 2005 was $582,523. The net change in the valuation allowance for the year ended December 31, 2005 was an increase of $511,508.

(F) Principles of Consolidation

The consolidated financial statements include the accounts of CRSI
Group, Inc. and its wholly owned subsidiaries, Care Recruitment
Solutions International, Inc., and World Nursing Corps, Inc. All significant inter company accounts and transactions have been eliminated.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of December 31, 2005, there were 150,000 common share equivalents outstanding the effect of which was anti-dilutive and not included in the calculation of diluted net loss per common share.

(H) Segment Information

The Company operates in one segment and therefore segment information is not presented.

(I) Stock-Based Compensation

The Company applies Accounting Principles Board ("APB") Opinion No.
25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock warrants issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock warrants at the grant date using the Black-Scholes option pricing model. During 2005, the Company granted 150,000 stock options to its President. There was no resulting expense recorded due to the provisions of APB 25.

(J) Recent Accounting Pronouncements

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

(K) Fair Value of Financial Instruments

The carrying amounts of the Company's loans payable approximate fair value due to the relatively short period to maturity for these instruments.

NOTE 2	LOANS PAYABLE - STOCKHOLDER

The Company's founder advanced funds to the Company throughout the period from the Company's inception to December 31, 2005. These loans are unsecured, due on demand, and bear interest at 3% per annum. As of December 31, 2005, the Company owes the shareholder $223,975 of principal and related accrued interest of $4,365. Interest expense for the years ended December 31, 2005 and 2004 and for the period from October 18, 2004 (Inception) to December 31, 2005 was $4,034, $311 and $4,345, respectively.

On January 1, 2005, a Company related to the CRSI Group Inc.'s founder loaned the Company $60,000 at a rate of Prime plus 2% to be repaid in three monthly installments ending April 1, 2005. The Company is in default of the loan agreement but has obtained a waiver from the related party until May 2006. The loan continues to earn interest at the rate stipulated in the agreement and the balance as at December 31, 2005 was $60,000 plus accrued interest of $5,400.

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


NOTE 4	RELATED PARTY TRANSACTIONS

The Company accrued $113,687 for various working capital advances provided by companies related to the Company's President. These advances were non-interest bearing, unsecured and due on demand.

The Company has received working capital loans from its majority stockholder of $223,975 from inception (See Note 2).

During October 2004, the Company issued 8,900,000 shares of common stock to reimburse him for an aggregate of $89,000 of start-up costs incurred and office furniture and equipment.

During October 2004, the Company entered into an employment agreement with its majority stockholder (See Note 6(A)).

During October 2004, the Company entered into a one year office lease agreement with an entity affiliated with the Company's majority stockholder (See Note 6(B)).

The Company accrued $35,000 for various working capital advances provided by a related party to the Company's President. These advances were non-interest bearing, unsecured and due on demand.

The Company received a loan of $60,000 from a Company related to its founder (See Note 2).

During June 2005, the Company issued 539,877 shares of common stock to an officer under an employment contract valued at $26,993 (See Note 5).

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

The amendment was filed with the Florida Secretary of State after the approval by Abcor's shareholders became effective during the week of August 22, 2005.

Common stock issuances from October 18, 2004 (inception) to December 31, 2005 were as follows:

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

     iv. On April 25, 2005, the Company issued 150,000 shares of common stock for consulting services of $7,500 based on a recent cash offering price of the common stock ($0.05 per share).

     v. On April 25, 2005 the Company issued 545,912 common shares to its majority shareholder as a partial payment of the outstanding shareholder loan balance. The recorded payment amount of $27,295 was determined by using the recent cash offering price of the common stock ($0.05 per share) offered in a concurrent private placement memorandum. There was no gain or loss recorded on the settlement.

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

          c. On June 30, 2005, the Company exchanged 2,002,028 shares of common stock for all the outstanding shares of Abcor.

     vii. On May 9, 2005, the Company issued 7,300,000 common shares at $0.05 per share pursuant to a private placement memorandum and raised $365,000.

     viii.On June 30, 2005 the Company issued 539,877 shares of common stock to an executive pursuant to an employment agreement. The shares issued were contingent on the success of the private placement memorandum and the consummation of the "reverse" merger. The statement of operations includes $26,993 of consulting fees determined by use of the recent cash offering price of the common stock ($0.05).

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

Stock Options

The Company follows the provisions of APB 25, however, fair value accounting and the related provisions of SFAS 123 for all share based payment awards are presented in accordance with the provisions of SFAS No. 123 as they pertain to the presentation of the pro forma effect if the Company had used SFAS No. 123. No compensation expense was recognized during the year ended December 31, 2005 since the Company follows the provisions of APB No. 25.

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
                    Expected life of option  3 years

Employee stock option activity for the year ended December 31, 2005 is summarized as follows:
                                                         Weighted Average
                                     Number of Options   Exercise Price
                                     ------------------------------------
Outstanding at December 31, 2004               -            $    -
Granted                                  150,000              0.55
Exercised                                      -                 -
Cancelled                                      -                 -
                                         -------              ----
Outstanding at December 31, 2005         150,000            $ 0.55
                                         =======              ====
The following table summarizes the Company's employee stock options outstanding at December 31, 2005:

                      Options Outstanding

     Range of               Number        Weighted Average   Weighted Average
     Exercise Price         Outstanding   Remaining Life     Exercise Price
     ------------------------------------------------------------------------
        $ 0.55              150,000       2.5 Years             $ 0.55

All outstanding employee stock options are exercisable at December 31, 2005. The exercise prices of all options granted by the Company equal the market price at the dates of the grant. No compensation expense has been recognized. Had compensation cost for the stock option plan been determined based on the fair value of the options at the grant dates consistent with the method of "SFAS 123, "Accounting for Stock Based Compensation", the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below for the year ended December 31, 2005 and for the period from October 18, 2004 (inception) to December 31, 2004.

                                                     For the Period
                                                          from
                                                    October 18, 2004
                                                     (Inception) to
                                     December 31,      December 31,
                                        2005              2004
                                    --------------- ----------------
Net loss as reported                 $ (1,385,707)   $   (190,476)

Add:
 Total stock based compensation
 expense determined under fair
 value based method, net of related
 tax effect                                  (537)              -
                                        ---------       ---------
Pro forma net loss                   $ (1,386,246)   $   (190,476)
                                        =========       =========
Basic and diluted loss per share
 As reported                                (0.08)          (0.02)
 Pro forma                                  (0.08)          (0.02)

The above pro forma disclosures may not be representative of the effects on reported net earnings for future years as the Company may continue to grant options to employees.

NOTE 6	COMMITMENTS

(A) Employment Agreements

Chief Executive Officer

The Company hired its founder as Chief Executive Officer (CEO) and president pursuant to the terms of an employment agreement effective October 19, 2004. The term of the agreement is for five years with annual renewal options thereafter. The annual base salary is $250,000 with annual increases of 25% and an annual bonus equal to 8% of EBITDA. The CEO has the option of receiving the bonus in cash, common stock at a 50% discount, or a combination of both. As of December 31, 2005, the aggregate amount of accrued executive salary payable to the CEO totaled $308,807.

Senior Vice President

The Company hired a "Senior Vice-President, International Operations" (Executive) pursuant to an employment agreement. The effective date of the agreement was to commence upon the raising of $250,000 of investment capital by the Company, which was achieved on May 9, 2005. The agreement term is for the period from the effective date to December 31, 2008 and, thereafter, shall be automatically extended annually for one year terms unless the Company terminates the agreement upon six months prior notice. The Company shall pay to the Executive an annual base salary of $175,000, with annual increases of 12%. The executive shall be entitled to an annual bonus to be received in cash, common stock at a 50% discount, or a combination of both at the executive's option. The formula for the bonus has not been determined. The Company has also agreed to pay the executive (1) an amount of the Company's common shares equal to 3% of the then issued and outstanding shares of common stock on latter of the effective date or the "reverse" merger consummation date and (2) a one-time amount of common stock of the Company equal to 1.99% of the then issued and outstanding shares of common stock at such time that the Company has achieved aggregate, consolidated year-to-date revenues of at least $6.6 million. The executive was issued 539,877 common shares on June 30, 2005 upon consummation of the "reverse" merger
(See Note 5). As of December 31, 2005, the aggregate amount of accrued executive salary payable was $36,667.

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

Managing Director of CRSI Europe

The Company hired a Managing Director of CRSI Europe pursuant to an employment agreement. The effective date of the agreement was April 10, 2005. The agreement term is for a period from the effective date to December 31, 2008.

Compensation Expense and Subsequent Release

Compensation expense for the year ended December 31, 2005, for the period from October 18, 2004 (inception) to December 31, 2004 and for the period from October 18, 2004 (Inception) to December 31, 2005 was $262,598, $50,403, and $313,001, respectively.

On February 28, 2006 the Company's Chairman released the Company from all accrued compensation and debts that the Company owed to him. The Chairman also assumed personal liability for the Company's obligations to the other two officers of the Company. Those officers then released the Company from all accrued compensation and other debts.

(B) Lease - Office Premises

The Company executed a lease effective October 18, 2004 with an entity affiliated with the Company's founder, for use of its office premises. The lease term is for one year with one year annual renewal options thereafter. Monthly base rent is $500. The year ended December 31, 2005 statement of operations includes in general and administrative expenses $6,000 of rent expense pursuant to the lease term. As of December 31, 2005, the aggregate amount of accrued rent which is included in the balance sheet as a liability in the category of accrued expenses totaled $5,000.

NOTE 7	PLACEMENT AGREEMENTS

In April 2005 the Company entered into a five year "placement" agreement with a national health care provider to provide a minimum annual staffing of 150 nurses. The agreement provides that the Company will receive a $12,500 placement fee per nurse plus a $5,000 per nurse training and immigration cost subsidy. The agreement may be terminated by either party with or without cause upon ninety days written notice. At December 31, 2005, the agreement was still in effect although no transactions under its terms have been consummated.

In May 2005 the Company entered into a one-year agreement with a placement agency to place approximately 220 nurses at the Company's clients. The Company is responsible to provide a loan to each applicant to fund their visa application, training and relocation expense and pay a fee of $1,000 upon acceptance and approval for employment at a Company client, $500 upon signing of an employment agreement and $500 upon the first date the nurse reports for work. The agreement is cancelable upon 90 days mutual consent by both parties. As of December 31, 2005, the agreement has not been cancelled.

NOTE 8	GOING CONCERN

The Company is in the development stage with a working capital deficiency of $1,010,864, a loss from operations of $1,385,709, and a stockholders' deficiency of $964,396. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

As more fully discussed in Note 9, subsequent to the Company's year end, the Company entered into an agreement for the exchange of common stock with an unrelated party. Management believes that the successful consummation of said agreement can provide the Company with the opportunity to continue as a going concern.

NOTE 9	SUBSEQUENT EVENTS

Amounts owed to Hayden Financial were settled on January 23, 2006 for 100,000 shares of common stock. A consulting expense and accrued liability were recorded at $125,000 ($1.25 per share) as of December 31, 2005.

On January 31, 2006 the Company obtained an additional $20,000 in the form of a Revolver Loan Agreement and Promissory Note from a related party. Interest will accrue at a rate of Prime plus 2% per annum.
The principal amount is due in three equal monthly installments terminating April 30, 2006. The Company is currently in default under the agreement.

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

                                      CRSI Group, Inc.


                                      By:/s/ Jeremy Feakins
                                      -------------------------
                                      Jeremy Feakins, President

     In accordance with the Exchange Act, this Report has been signed below on March 30, 2006 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Jeremy Feakins
-------------------------
Jeremy Feakins, Director,
 Chief Executive Officer,
 Chief Financial Officer


-------------------------
Yitzchak Aranov, Director

/s/ Michael Mills
-------------------------
Michael Mills, Director