Form 10KSB
period 2005-05-31
CRSI Group, Inc.
filed 2006-05-30
CIK 816958

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                FORM 10-KSB

(Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended: May 31, 2005

                or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to _____________


                      Commission file number: 33-14987-A

                               CRSI GROUP INC.
                  (formerly known as "Abcor Products, Inc.")
       ------------------------------------------------------------------
              (Exact name of small business issuer in its charter)

                 Florida                           65-0023471
       ------------------------------------------------------------------
       (State or other jurisdiction of  (IRS Employer Identification No.)
        incorporation or organization)


           826 Broadway, 9th Floor, New York, New York       10003
       ------------------------------------------------------------------
            (Address of principal executive offices)       (Zip Code)

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

The number of shares outstanding of the issuer's common stock, as of May 26, 2006 was 21,457,817.

                 DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                   PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Report contains certain forward-looking statements regarding CRSI Group, its business and its financial prospects. These statements represent Management's present intentions and its present belief regarding the Company's future. Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report. Among the more significant factors are:

     * We currently lack sufficient resources to carry out our business plan.

     * There are contingencies that may prevent our planned acquisition of the Kazakhstan oil companies from being completed.

     * The success of the Kazakhstan oil companies, if we do acquire them, will depend on factors over which management will have little control, including the results of exploration, world oil prices, and policies of the government of Kazakhstan.

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

     During 2005 we developed relationships in a number of Source
Countries in order to facilitate our recruitment of nurses from those countries. We determined that each of the following countries meets our criteria for a Source Country - i.e. an excess of trained nurses over demand for nurses:

     Western Europe       Eastern Europe              Scandanavia
     --------------       ------------------------    -----------
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

     Share Exchange Agreement

     On February 28, 2006 CRSI Group entered into a Share Exchange
Agreement with the equity-holders in three limited liability companies organized in the Republic of Kazakhstan: Scientific Industrial Firm Dank, LLC, Central Geophysical Expedition LLC, and A-Fidan, LLC. (the "Caspian Companies"). The Caspian Companies are engaged in oil production and in certain aspects of the oil services industry. The Share Exchange Agreement contemplates that CRSI Group will acquire 95% of the equity in the Caspian Companies in exchange for 54,000,000 shares of common stock issued by CRSI Group. The closing of the acquisition will occur after conditions specified in the Share Exchange Agreement have been satisfied, primarily completion of satisfactory due diligence investigations by both parties and the completion of the audits of the financial statements of the Caspian Companies.

     In a separate agreement, fourteen shareholders of CRSI Group have agreed that upon the closing of the acquisition of the Caspian Companies, they will surrender a sufficient number of CRSI Group shares to reduce the number outstanding prior to the share exchange to 8,000,000. Accordingly, the 54,000,000 shares to be issued to the equity-holders in the Caspian Companies will represent 87.1% of the outstanding shares of CRSI Group.

     Employees

     CRSI Group and its subsidiaries currently have only one employee, its President.


ITEM 2.    DESCRIPTION OF PROPERTY

     The executive officers of CRSI Group are located at 826 Broadway, New York, NY, which we occupy on a month-to-month basis.

ITEM 3.    LEGAL PROCEEDINGS

     None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of our shareholders during the quarter ended May 31, 2005.

                                 PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

     <a)  Market Information.

     Our common stock is listed for quotation on the Pink Sheets under the trading symbol "CRSX." The following table sets forth the bid prices quoted for our common stock on the Pink Sheets during the last two years.

                                         Bid
                                  -----------------
Period:                             High      Low
----------------------------
Jan. 1, 2004 - Mar. 31, 2004      $   .01 $   .01
Apr. 1, 2004 - June 30, 2004      $   .02 $   .01
July 1, 2004 - Sep. 30, 2004      $   .02 $   .01
Oct. 1, 2004 - Dec. 31, 2004      $   .02 $   .01

Jan. 1, 2005 - Mar. 31, 2005      $   .04 $   .01
Apr. 1, 2005 - June 30, 2005      $  2.00 $   .04
July 1, 2005 - Sep. 30, 2005      $  2.00 $   .75
Oct. 1, 2005 - Dec. 31, 2005      $  1.15 $   .25

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

     (e) Recent Sales of Unregistered Securities. We did not sell any securities during quarter ended May 31, 2005 that were not registered under the Securities Act.

     (f) Repurchase of Equity Securities. The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the quarter ended May 31, 2005.

ITEM 6.    MANAGEMENT'S PLAN OF OPERATION.

     The financial statements included in this Report set forth the results of the Company's operations during the two years ended May 31, 2005 and its financial condition on May 31, 2005. On that date the name of the Company was "Abcor Products, Inc." and the Company was a shell company with no significant assets nor any operations. On June 30, 2005 the Company completed a share exchange, in which it issued 90% of its equity in exchange for the capital stock of Care Recruitment Solutions International, Inc. Subsequently the Company changed its name to "CRSI Group, Inc." The Plan of Operations set forth in this section is the plan of operations of Care Recruitment Solutions International, Inc.

     During CRSI's first year of operations its founder, Jeremy Feakins, contributed $89,000 to CRSI and made additional loans to enable CRSI to initiate its operations. The net balance of the loan account at December 30, 2005 was $318,975. At the same time, Mr. Feakins and Michael Mills, the Director of CRSI Europe, deferred all of their salary, and Ytzik Aranov, CRSI's Senior Vice President, deferred half of his salary. As a result, there is reported on the balance sheet at December 31, 2005 $345,474 in accrued compensation.

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

     On February 28, 2006 CRSI Group entered into a Share Exchange
Agreement with the equity-holders in three limited liability companies organized in the Republic of Kazakhstan: Scientific Industrial Firm Dank, LLC, Central Geophysical Expedition LLC, and A-Fidan, LLC. (the "Caspian Companies"). The Caspian Companies are engaged in oil production and in certain aspects of the oil services industry. The Share Exchange Agreement contemplates that CRSI Group will acquire 95% of the equity in the Caspian Companies in exchange for 54,000,000 shares of common stock issued by CRSI Group. The closing of the acquisition will occur after conditions specified in the Share Exchange Agreement have been satisfied, primarily completion of satisfactory due diligence investigations by both parties and the completion of the audits of the financial statements of the Caspian Companies. Completion of the share exchange would represent a significant addition to the business plan of CRSI Group.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

     The preparation of our balance sheet as of May 31, 2005 did not involve the implementation of any critical accounting policies.

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

     (b)   Changes in internal controls.

     The term "internal control over financial reporting" (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated any changes in the Company's internal control over financial reporting that occurred during the period covered by this annual report, and they have concluded that there was no change to the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.   OTHER INFORMATION.

     None.

                                PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The officers and directors of the Company are:
                                                                Director
Name                    Age    Position with the Company        Since
-------------------------------------------------------------------------
Jeremy P. Feakins       51     Chief Executive Officer, Chief   2005
                                Financial Officer, Director
Michael John Mills      59     Director                         2005

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

     Michael John Mills. Mr. Mills was employed as the Director of CRSI Europe from April 2005 to February 2006. In that position, he was responsible for developing the network of relationships that would support the implementation of the CRSI business plan in Europe. For the past five years, Mr. Mills has been involved with a variety of entrepreneurial enterprises, including service as Chief Executive Officer of Drew Scientific Group plc (analytical systems for laboratory testing) from 2004 to 2005, Chairman of World Food Heroes Limited (wholesale food production) from 2004 to the present, Managing Director of Pentavia Limited (management services) from 2003 to the present, Chairman of Intermezzo Limited (management services) from 2002 to 2003, and Chairman of Talent Group plc (television production) from 2001 to 2003. Mr. Mills was named a Fellow in Accountancy in 1971 by the Institute of Chartered Accountants in England and Wales.

Audit Committee; Compensation Committee

     The Board of Directors has not appointed an Audit Committee or a Compensation Committee. Michael John Mills meets the qualifications of an audit committee financial expert by reason of his experience in investment banking and accounting, respectively.

Code of Ethics

     The Company does not have a written code of ethics applicable to its executive officers. The Board of Directors has not adopted a written code of ethics because there are so few members of management.

Section 16(a) Beneficial Ownership Reporting Compliance

     None of the officers, directors or beneficial owners of more than 10% of the Company's common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended May 31, 2005.

ITEM 10.   EXECUTIVE COMPENSATION

     The following table sets forth all compensation awarded to, earned by, or paid by the Company to Dale B. Finfrock, Jr., its Chief Executive Officer, for services rendered in all capacities to the Company during the years ended May 31, 2005, 2004 and 2003. There were no executive officers whose total salary and bonus for the fiscal year ended May 31, 2005 exceeded $100,000.

                                  Compensation
                           -------------------------
                           Year    Salary     Other
                           ----    ------   --------
Dale B. Finfrock, Jr.      2005      $0
                           2004      $0     $20,000(1)
                           2003      $0
_____________________________

     (1) Represents the market value of 20,000,000 common shares granted to Mr. Finfrock by the Company in April 2004.

     Employment Agreements

     All of our employment arrangements with our executives are on an at will basis.

     Equity Grants

     The following tables set forth certain information regarding the stock options acquired by the Company's Chief Executive Officer during the year ended May 31, 2005 and those options held by him on May 31, 2005.

     Option Grants in the Last Fiscal Year

                             Percent
                             of total                       Potential realizable
                 Number of   options                         value at assumed
                 securities  granted to                      annual rates of
                 underlying  employees  Exercise             appreciation of
                 option      in fiscal  Price     Expiration for option term
Name             granted     year       ($/share) Date           5%    10%
-------------------------------------------------------------------------------
D. Finfrock, Jr.    0        N.A.       N.A.      N.A.           0      0

     Aggregated Fiscal Year-End Option Values

              Number of securities underlying  Value of unexercised in-the-money
              unexercised options at fiscal    options at fiscal year-end ($)
Name          year-end (#) (All exercisable)   (All exercisable)
--------------------------------------------------------------------------------
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

                                Amount and
				Nature of
Name and Address		Beneficial		Percentage
of Beneficial Owner(1)		Ownership	 	 of Class
------------------------------------------------------------------------
Jeremy P. Feakins		7,345,912		  34.2%

All officers and directors
 (3 persons)                    8,385,789                 39.1%

George Faris			3,635,000(1)	  	  16.9%
Donald Rynne                    2,000,000                  9.3%
SGT, Ltd.(2)                    2,000,000                  9.3%
Dale B. Finfrock, Jr.           1,382,824                  6.4%
_________________________________________

(1)  Includes 1,000,000 shares owned by Mr. Faris' spouse.
(2) Ghassan Saab controls the voting and disposition of the shares owned by SGT, Ltd.

Equity Compensation Plan Information

     The Company did not have any equity plans as of May 31, 2005.

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

3-b By-laws - Filed as an exhibit to the Company's Registration Statement on Form S-18 (File No. 33-14987-A) and incorporated herein by reference.3-a Articles of Incorporation filed February 17, 1998. (1)

10-a Placement Agreement dated April 19, 2005 between Care Recruitment Solutions International, Inc. and Personal Touch Home Care, Inc. - filed as an exhibit to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2005 and incorporated herein by reference.

10-b Settlement and Termination Agreement dated February 9, 2006 among Jeremy P. Feakins, Growth Capital Resources, LLC, CRSI Group, Inc. and Care Recruitment Solutions International, Inc. - filed as an exhibit to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 and incorporated herein by reference.

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

     Audit Fees

     Webb & Company, P.A. billed $1500 in connection with the audit of the Company's financial statements for the year ended May 31, 2005 and $1500 in connection with the audit of the Company's financial statements for the year ended May 31, 2004.

     Audit-Related Fees

     Webb & Company, P.A. did not bill the Company for any Audit-Related fees in the years ended May 31, 2005 or 2004.

     Tax Fees

     Webb & Company, P.A. did not bill the Company in the years ended May 31, 2005 or 2004 for professional services rendered for tax compliance, tax advice and tax planning.

     All Other Fees

     Webb & Company, P.A. did not bill the Company for any other fees in the years ended May 31, 2005 or 2004.

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

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of:
Abcor Products, Inc.

We have audited the accompanying balance sheet of Abcor Products, Inc. as of May 31, 2005, and the related statements of operations, changes in shareholders' deficiency and cash flows for the years ended May 31, 2005 and 2004 and for the period from November 30, 1990 (inception of development stage) to May 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Abcor Products, Inc. as of May 31, 2005 and the results of its operations and its cash flows for the years ended May 31, 2005 and 2004 and for the period from November 30, 1990 (inception of development stage) to May 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has no operations and has had recurring losses since inception and an accumulated deficit of $323,237 from inception of the development stage. This raises substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 5. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



WEBB & COMPANY, P.A.

Boynton Beach, Florida
May 26, 2006

                            ABCOR PRODUCTS, INC.
                       (A DEVELOPMENT STAGE COMPANY)
                               BALANCE SHEET
                               MAY 31, 2005

ASSETS

CURRENT ASSETS
 Prepaid Fees                                          $       77
                                                        ---------
TOTAL ASSETS                                           $       77
                                                        =========

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Loans from shareholder                                $    3,350
                                                        ---------
TOTAL CURRENT LIABILITIES                              $    3,350

SHAREHOLDERS' DEFICIENCY
 Preferred stock, $1,000 par value, 12%
  redeemable and convertible, 1,000,000
  shares authorized, none issued
  and outstanding                                               -
 Common stock, no par value, 50,000,000
  Class A common shares and 150,000,000
  ordinary common shares authorized, no
  Class A common shares and 22,004,088
  ordinary common shares issued and
  outstanding, respectively                               319,964
 Accumulated deficit                                      (39,387)
 Deficit accumulated during development stage            (283,850)
                                                        ---------
 Total Shareholder's Deficiency                            (3,273)
                                                        ---------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY         $       77
                                                        =========


The accompanying notes are an integral part of these financial statements.

                              ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS

                                                                   For the
                                                                 Period From
                                       For the     For the    November 30, 1990
                                     Year Ended   Year Ended    (Inception of
                                       May 31,     May 31,    Development Stage)
                                        2005        2004       to May 31, 2005

                                   ---------------------------------------------
REVENUES                             $        -   $        -     $         -

COST OF REVENUES                              -            -               -
                                      ---------    ---------       ---------
GROSS PROFIT                                  -            -               -
                                      ---------    ---------       ---------

OPERATING EXPENSES
 General and administrative               2,073       20,150         283,850
                                      ---------    ---------       ---------
Total Operating Expenses                  2,073       20,150         283,850
                                      ---------    ---------       ---------
LOSS BEFORE PROVISION FOR INCOME
 TAXES                                   (2,073)     (20,150)       (283,850)

Provision for Income Taxes                    -            -               -
                                      ---------    ---------       ---------
NET LOSS                             $   (2,073)  $  (20,150)     $ (283,850)
                                      =========    =========       =========
Net loss per common share -
 basic and diluted                   $    (0.00)  $    (0.00)     $    (0.09)
                                      =========    =========       =========
Weighted average number of common
 shares outstanding - basic and
 diluted                             22,004,088    4,572,394       3,166,521
                                     ==========    =========       =========

The accompanying notes are an integral part of these financial statements.

                             ABCOR PRODUCTS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
               STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIENCY
     FOR THE PERIOD FROM NOVEMBER 30, 1990 (INCEPTION OF DEVELOPMENT STAGE)
                               TO MAY 31, 2005

                                                                                         Accumulated
                                             Class A          Ordinary                  Deficit During
                        Preferred Stock    Common Stock     Common Stock    Accumulated  Development
                        Shares  Amount     Shares Amount   Shares    Amount    Deficit      Stage       Total
                       --------------------------------------------------------------------------------------

Balance, May 31, 1989        -  $    -          - $    -    49,645 $ 109,073  $      -    $        -  $ 109,073

Net loss for the year
 ended May 31, 1990          -       -          -      -         -         -    (2,095)            -     (2,095)
                       ----------------------------------------------------------------------------------------
Balance, May 31, 1990        -       -          -      -    49,645   109,073    (2,095)            -    106,978

Sale of common stock
 ($0.098 per share)          -       -          -      - 1,954,443   190,891         -             -    190,891

Net loss for the year
 ended May 31, 1991          -       -          -      -         -         -   (37,292)     (260,577)  (297,869)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 1991        -       -          -      - 2,004,088   299,964   (39,387)     (260,577)         -

No activity for the
 years ended May 31,
 1992 through May 31,
 1996                        -       -          -      -         -         -         -             -          -
                      -----------------------------------------------------------------------------------------
Balance, May 31, 1996        -       -          -      - 2,004,088   299,964   (39,387)     (260,577)         -

Net loss for the year
 ended May 31, 1997          -       -          -      -         -         -         -          (150)      (150)
                      -----------------------------------------------------------------------------------------
Balance, May 31, 1997        -       -          -      - 2,004,088   299,964   (39,387)     (260,727)      (150)

Net loss for the year
 ended May 31, 1998          -       -          -      -         -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
Balance, May 31, 1998        -       -          -      - 2,004,088   299,964   (39,387)     (260,877)      (300)

                                             Class A          Ordinary                  Deficit During
                        Preferred Stock    Common Stock     Common Stock    Accumulated  Development
                        Shares  Amount     Shares Amount   Shares    Amount    Deficit      Stage          Total
                      -------------------------------------------------------------------------------------------
Net loss for the year
 ended May 31, 1999          -       -          -      -          -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
Balance, May 31, 1999        -       -          -      -  2,004,088   299,964   (39,387)     (261,027)      (450)

Net loss for the year
 ended May 31, 2000          -       -          -      -          -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
Balance, May 31, 2000        -       -          -      -  2,004,088   299,964   (39,387)     (261,177)      (600)

Net loss for the year
 ended May 31, 2001          -       -          -      -          -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
Balance, May 31, 2001        -       -          -      -  2,004,088   299,964   (39,387)     (261,327)      (750)

Net loss for the year
 ended May 31, 2002          -       -          -      -          -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
Balance, MAY 31, 2002        -       -          -      -  2,004,088   299,964   (39,387)     (261,477)      (900)

Net loss for the year
 ended May 31, 2003          -       -          -      -          -         -         -          (150)      (150)
                      ------------------------------------------------------------------------------------------
BALANCE, MAY 31, 2003        -       -          -      -  2,004,088   299,964   (39,387)     (261,627)    (1,050)

Stock issued for
 services                    -       -          -      - 20,000,000    20,000         -             -     20,000

Net loss for the year
 ended May 31, 2004          -       -          -      -          -         -         -       (20,150)   (20,150)
                      ------------------------------------------------------------------------------------------
BALANCE, MAY 31, 2004        -       -          -      - 22,004,088   319,964   (39,387)     (281,777)    (1,200)

Net loss for the year
 ended May 31, 2005          -       -          -      -          -         -         -        (2,073)    (2,073)
                      ------------------------------------------------------------------------------------------
BALANCE, MAY 31, 2005        - $     -          - $    - 22,004,088  $319,964  $(39,387)    $(283,850) $  (3,273)
                      ==========================================================================================


The accompanying notes are an integral part of these financial statements.

                             ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                           STATEMENT OF CASH FLOWS

                                                                   For the
                                                                 Period From
                                       For the     For the    November 30, 1990
                                      Year Ended  Year Ended    (Inception of
                                       May 31,     May 31,    Development Stage)
                                        2005        2004       to May 31, 2005
                                     -------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Loss                             $  (2,073)  $  (20,150)    $  (283,850)

 Adjustment to reconcile net loss to
  net cash used in operating
  activities:
  Common stock issued for services            -       20,000          20,000
  Increase in prepaid expenses              (77)           -             (77)
                                       --------    ---------       ---------
Net Cash Used In Operating Activities    (2,150)        (150)       (263,927)
                                       --------    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Loans received from shareholder          2,150          150           3,350
 Proceeds from sale of common stock           -            -         190,891
                                       --------    ---------       ---------
Net Cash Used In Financing Activities     2,150          150         194,241
                                       --------    ---------       ---------
NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                             -            -         (69,686)

CASH AND CASH EQUIVALENTS -
 BEGINNING OF PERIOD                          -            -          69,686
                                       --------    ---------       ---------
CASH AND CASH EQUIVALENTS -
 END OF PERIOD                        $       -   $        -      $        -
                                       ========    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:

 Cash paid during the year for
  interest                            $       -   $        -      $        -
                                       ========    =========       =========
 Cash paid during the year for
  income taxes                        $       -   $        -      $        -
                                       ========    =========       =========


The accompanying notes are an integral part of these financial statements.

                             ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (A) Organization
     ----------------

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

     (B) Use of Estimates
     --------------------

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

     (C) Cash and Cash Equivalents
     -----------------------------

     The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company did not have any cash or cash equivalents as of the balance sheet dates presented in the financial statements.

     (D) Income Taxes
     ----------------

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

     As of May 31, 2005, the Company had $321,142 of net operating loss carryforwards ("NOL") expiring in the following fiscal years:

     NOL Amount            Expiration Period
     ----------            -----------------
     $ 297,869             May 31, 2006
           150             May 31, 2012
        23,123             May 31, 2018 - 2025

     A deferred tax asset of $121,634 comprised of $103,972 for federal income taxes and $17,662 for state income taxes has been reserved by a valuation allowance to account for the potential benefit of the NOL. During 2005, the Company's valuation allowance increased $780.

     (E) Loss Per Share
     ------------------

     Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No 128, "Earnings Per Share." As of May 31, 2005 and 2004, the Company did not have any common share equivalents.

     (F) Segment Information
     -----------------------

     The Company operates in one segment and therefore segment information is not presented.

     (G) Stock-Based Compensation
     ----------------------------

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

                             ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

     (H) Recent Accounting Pronouncements
     ------------------------------------

     Statement of Financial Accounting Standards ("SFAS") No. 154, "Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3"; SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4"; SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67"; SFAS No. 153, "Exchanges of Non-monetary Assets - an amendment of APB Opinion No. 29"; and SFAS No. 123R (revised 2004) "Share-Based Payment", do not have applicability to the Company's operations nor any impact on the Company's financial statements.

NOTE 2	LOANS FROM SHAREHOLDER

     The Company's founding shareholder has loaned the Company $150 in each of the nine fiscal years from May 31, 1997 to May 31, 2005 in addition $2,000 was loaned during the year ended May 31, 2005. As of May 31, 2005, the Company owes the shareholder $3,350. The loans are unsecured, payable on demand and non-interest bearing (See Note 4).

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

     The Company is in the development stage. The Company has no operations and has had recurring losses since inception and an accumulated deficit of $323,237. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to raise additional capital and/or effect a merger or acquire the assets or common stock of an existing business. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     As more fully discussed in Note 6, subsequent to the Company's year end, the Company entered into an agreement for the exchange of common stock with an unrelated party. Management believes that the successful consummation of said agreement can provide the Company with the opportunity to continue as a going concern.

                             ABCOR PRODUCTS, INC.
                        (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO FINANCIAL STATEMENTS

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

     On June 30, 2005, the Company closed the transaction with CRS, the Company's president resigned his position as president and a member of the board and contributed 20,000,000 shares of common stock to the Company's treasury.

     On August 22, 2005, the Company changed its name to CRSI Group, Inc. and increased its authorized stock to 200,000,000 common shares and 5,000,000 preferred shares. The Company also changed its fiscal year to December 31.

     During the period from June 1, 2005 to December 31, 2005 the Company issued 1,357,817 shares of common stock for services with a fair value of $67,890.

     During the period from January 1, 2006 through May 26, 2006 the Company has issued 100,000 shares of common stock in settlement of accrued expenses with a fair value of $125,000.

     On February 28, 2006 the Company entered into a Share Exchange Agreement with the equity-holders in three limited liability companies organized in the Republic of Kazakhstan: Scientific Industrial Firm Dank, LLC, Central Geophysical Expedition LLC, and A-Fidan, LLC. (the "Caspian Companies"). The Caspian Companies are engaged in oil production and in certain aspects of the oil services industry. The Share Exchange Agreement contemplates that the Company will acquire 95% of the equity in the Caspian Companies in exchange for 54,000,000 shares of common stock issued by CRSI Group. The closing of the acquisition will occur after conditions specified in the Share Exchange Agreement have been satisfied, primarily completion of satisfactory due diligence investigations by both parties and the completion of the audits of the financial statements of the Caspian Companies.

                                 SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CRSI Group, Inc.


                                    By: /s/ Jeremy Feakins
                                    ---------------------------
                                    Jeremy Feakins, President

      In accordance with the Exchange Act, this Report has been signed below on May 26, 2006 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Jeremy Feakins
-------------------------
Jeremy Feakins, Director,
Chief Executive Officer,
Chief Financial Officer

/s/ Michael Mills
-------------------------
Michael Mills, Director