Form 10QSB
period 2006-03-31
CRSI Group, Inc.
filed 2006-05-30
CIK 816958

U. S. Securities and Exchange Commission
                          Washington, D. C. 20549

                               FORM 10-QSB

[X]    	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2006

[ ]    	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from _____ to _____

                      Commission File No. 33-14987-A

                             CRSI GROUP, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in its Charter)


              Florida                               65-0023471
    -------------------------------------------------------------------
    (State or Other Jurisdiction of        (I.R.S. Employer I.D. No.)
     incorporation or organization)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                           May 26, 2006
                           Common Voting Stock: 21,457,817 shares

Transitional Small Business Disclosure Format (check one):   Yes [ ] No  [ ]

                       CRSI Group, Inc and Subsidiaries
                         (A Development Stage Company)
                          Consolidated Balance Sheet
                                March 31, 2006
                                 (Unaudited)

ASSETS

Current Assets
 Cash                                                       $     699
 Accounts Receivable                                                -
                                                             --------
Total Current Assets                                              699
                                                             --------
Total Assets                                                $     699
                                                             ========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
 Accounts Payable and Accrued Expenses                   $     22,264
 Accrued Expenses - Related Party                               6,472
                                                             --------
Total Current Liabilities                                      28,736
                                                             --------
Commitments and Contingencies

Stockholders' Deficiency
 Preferred stock, no par value; 5,000,000 shares
  authorized, none issued and outstanding                           -
 Common stock,  no par value; 200,000,000 shares
  authorized, 21,457,817 shares issued and outstanding        736,789
 Additional paid-in capital                                   976,154
 Deficit accumulated during the development stage          (1,740,980)
                                                            ---------
 Total Stockholders' Deficiency                               (28,037)
                                                            ---------
Total Liabilities and Stockholders' Deficiency           $        699
                                                            =========

See notes to condensed consolidated financial statements.

                       CRSI Group, Inc and Subsidiaries
                         (A Development Stage Company)
                     Consolidated Statements of Operations
             For the Three Months Ended March 31, 2006 and 2005 and
       for the Period from October 18, 2004 (inception) to March 31, 2006
                                   (Unaudited)

                                                            October 18, 2004
                                   Three Months Ended        (Inception) to
                                  2006            2005       March 31, 2006
                               ----------    -----------    ----------------
Revenue                        $        -    $         -        $        -
                                ---------      ---------          --------
Operating Expenses
 Consulting                        11,000          8,044           446,711
 Depreciation                       2,037              -            14,753
 Compensation                      37,881         62,500           477,152
 General and administrative       113,877         37,447           792,599
                                ---------      ---------         ---------
 Total Operating Expenses         164,795        107,991         1,731,215
                                ---------      ---------         ---------
Loss from Operations             (164,795)      (107,991)       (1,731,215)

Other Expense
 Interest Expense                       -           (513)           (9,765)
                                ---------      ---------         ---------
 Total Other Expense                    -           (513)           (9,765)
                                ---------      ---------         ---------
Net Loss                       $ (164,795)   $  (108,504)      $(1,740,980)
                                =========      ==========        =========

Net Loss Per Share  -
 Basic and Diluted             $    (0.01)   $     (0.01)      $     (0.10)
                                =========      =========         =========

Weighted average number of
 shares outstanding during
 the period - basic and
 diluted                       21,370,482     10,000,000        16,716,268
                               ==========     ==========        ==========

See notes to condensed consolidated financial statements.

                        (A Development Stage Company)
              Consolidated Statement of Stockholders' Deficiency
      For the period from October 18, 2004 (Inception) to March 31, 2006
                                 (Unaudited)


                                                                               Deficit
                           Preferred stock    Common stock                     accumulated
                           No Par Value       No Par Value         Additional  during        Total
                           ---------------    ------------------   Paid in     development   Stockholder's
                           Shares   Amount    Shares     Amount    Capital     stage         Deficiency
                           -------------------------------------------------------------------------------

Balance October 18, 2004
 (Inception)                    -  $     -          -  $        -  $       -    $       -    $       -

Common stock issued to
 founders for costs and
 equipment  ($0.001)            -        -  8,900,000      89,000          -            -       89,000

Stock issued for services
 ($0.05 per share)              -        -    100,000       5,000          -            -        5,000

Stock issued for cash
 ($0.05 per share)              -        -  1,000,000      50,000          -            -       50,000

Net loss for the period
 from October 18, 2004
 (Inception) to December
 31, 2004                       -        -          -           -          -     (190,476)    (190,476)
                            --------------------------------------------------------------------------
Balance, December 31, 2004      -        - 10,000,000     144,000          -     (190,476)     (46,476)

Stock issued for services
 ($0.05 per share)              -        -  1,509,877      75,494          -            -       75,494

Stock issued for cash
 ($0.05 per share)              -        -  7,300,000     365,000          -            -      365,000

Stock issued in connection
 with shareholder loan
 repayment ($0.05 per share)    -        -    545,912      27,295          -            -       27,295

Net shares issued in reverse
 merger                         -        -  2,002,028           -          -            -            -

Net loss, 2005                  -        -          -           -          -   (1,385,709)  (1,385,709)
                            --------------------------------------------------------------------------
Balance, December 31, 2005      -        - 21,357,817     611,789          -   (1,576,185)    (964,396)

Stock issued in connection
 of a debt settlement           -        -    100,000     125,000          -            -      125,000

Stock issued in connection
 of forgiveness of debt         -        -          -           -    976,154            -      976,154

Net loss for the three
 months ended  March 31,
 2006                           -        -          -           -          -     (164,795)    (164,795)
                            --------------------------------------------------------------------------
Balance, March 31, 2006         -  $     - 21,457,817  $  736,789  $ 976,154  $(1,740,980)   $ (28,037)
                            ==========================================================================


See notes to condensed consolidated financial statements.

                        CRSI Group, Inc and Subsidiaries
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows
             For the three Months Ended March 31, 2006 and 2005 and
        for the Period from October 18, 2004 (Inception) to March 31, 2006
                                  (Unaudited)
                                                            October 18, 2004
                                   Three Months Ended        (Inception) to
                                  2006            2005       March 31, 2006
                               ----------    -----------    ----------------
Cash Flows From Operating
 Activities:
 Net Loss                      $ (164,795)   $ (108,504)      $ (1,740,980)
  Adjustments to reconcile
   net loss to net cash used
   in operations
   Stock issued for services            -         7,500             80,494
   Stock issued for start up
    costs                               -             -             40,950
   Depreciation                     2,037         2,512             14,753
  Changes in operating assets
   and liabilities:
   (Increase) Decrease in
    prepaid expenses                   29             -                  -
   Increase in accounts payable
    and accrued expenses            2,141        64,513            147,263
   Decrease in accrued expenses
   - related party                  6,471             -            120,158
   Increase in accrued
    compensation - related party   37,881             -            507,274
                                 --------      --------          ---------
Net Cash Used In Operating
 Activities                      (116,236)      (33,979)          (830,088)
                                 --------      --------          ---------
Cash Flows From Investing
 Activities:
 Purchase of equipment             (2,570)            -            (13,704)
                                 --------      --------          ---------
Net Cash Used In Investing
 Activities                        (2,570)            -            (13,704)
                                 --------      --------          ---------
Cash Flows From Financing
 Activities:
 Increase (Repayment) of cash
  overdraft                        (2,496)            -               (698)
 Proceeds from issuance of
  common stock                          -             -            415,000
 Proceeds from loan payable
 - related party                   83,220             -            558,708
 Repayment of loan payable
 - related party                        -        (4,223)          (129,218)
                                 --------      --------          ---------
Net Cash Provided by
 Financing Activities              80,724        (4,223)           843,792
                                 --------      --------          ---------

Net Increase (Decrease) in Cash   (38,082)      (38,202)                 -

Cash at Beginning of Period        38,780        39,318                  -
                                 --------      --------          ---------
Cash at End of Period            $    698      $  1,116          $       -
                                 ========      ========          =========


Supplemental disclosure of cash
 flow information:

Cash paid for interest           $      -      $      -          $       -
                                 ========      ========          =========
Cash paid for taxes              $      -      $      -          $       -
                                 ========      ========          =========
Supplemental disclosure of
 non-cash investing and
 financing activities:
 Common stock issued to
  ounders for costs and
   equipment ($0.001)            $      -      $      -          $  48,050
                                 ========      ========          =========
 Stock issued in connection
  with shareholder loan
  repayment                      $125,000      $      -          $ 152,296
                                 ========      ========          =========
 Forgiveness of debt -
  related party and treated
  as a contribution of
  capital                        $976,154      $      -          $ 976,154
                                 ========      ========          =========

See notes to condensed consolidated financial statements.

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

(B) ORGANIZATION

CRSI Group, Inc. (a development stage company), was organized under the laws of the State of Florida on April 9, 1987 as HWS Noviembre Corporation. On May 19, 1989, the Company filed an amendment to its articles of incorporation changing its name to Abcor Products, Inc. On August 22, 2005, the Company filed an amendment to its articles of incorporation further changing its name to CRSI Group, Inc. ("CRSI Group, Inc.")

Care Recruitment Solutions International, Inc. ("CRSI") was organized under the laws of the State of Florida on October 18, 2004. CRSI is a development stage enterprise and intends to primarily provide international recruiting, placement and staffing of nurses to hospitals and other health care agencies.

World Nursing Corps, Inc. ("WNC") is a development stage company organized under the laws of the State of Florida on June 22, 2005 as a wholly owned subsidiary of CRSI. WNC was established to function as a resource and support organization for nurses placed by CRSI. WNC had no operating activities, assets or liabilities as of March 31, 2006.

On June 30, 2005, CRSI Group consummated an agreement with CRSI pursuant to which CRSI exchanged all of its then issued and outstanding shares of common stock for 17,995,912 (approximately 90%) of the common stock shares of CRSI Group. This "reverse" merger transaction is deemed to be a recapitalization by CRSI. CRSI is considered the accounting acquirer and CRSI Group is considered the acquiree for financial reporting purposes. Accordingly, the balance sheet contains the net assets of the accounting acquirer and acquiree at historical cost and the statement of operations includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the merger. Activities during the development stage include developing a business plan, obtaining financing and effecting a merger or acquisition.

Hereinafter, CRSI Group, Inc. and its wholly owned subsidiaries, CRSI and WNC, may be referred to individually or in the aggregate as the "Company".

(C) PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of CRSI Group, Inc. and its wholly owned subsidiaries, Care Recruitment Solutions International, Inc., and World Nursing Corps, Inc. All significant intercompany accounts and transactions have been eliminated.

                      CRSI GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2005
                                (UNAUDITED)

(D) USE OF ESTIMATES

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

(E) LOSS PER SHARE

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of March 31, 2006 and 2005 and for the period from October 18, 2004 (inception) to March 31, 2006, respectively, there were 150,000 0 and 150,000 common share equivalents outstanding, respectively. These diluted securities were not included in the computation of diluted net loss per share as the effect was anti-diluted.

(F) BUSINESS SEGMENTS

The Company operates in one segment and therefore segment information is not presented.

(G) STOCK-BASED COMPENSATION

The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock warrants issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statements of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock warrants at the grant date using the Black-Scholes option pricing model. During 2005, the Company granted 150,000 stock options to its President. There was no resulting expense recorded due to the provisions of APB 25. On January 1, 2006, the company adopted SFAS 123R. The adoption of SFAS 123R did not have any effect on the financial statements.

NOTE 2	LOANS FROM STOCKHOLDER

The Company's founder advanced funds to the Company throughout the period from the Company's inception to March 31, 2006. These loans are unsecured, due on demand, and bear interest at 3% per annum. As of December 31, 2005, the Company owed the shareholder $288,975 of principal and related accrued interest of $4,365. During February 2006, the stockholder forgave $976,154 of loans and accrued interest. The forgiveness was treated as an in kind contribution of capital.

                      CRSI GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2005
                                (UNAUDITED)

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

Subsequently the Board of Directors approved a change in fiscal year from May 31 to December 31. The Board of Directors also approved a name change for the accounting acquiree from Abcor Products, Inc. to CRSI Group, Inc., and an amendment to the articles of incorporation changing the capital structure.

NOTE 4	RELATED PARTY TRANSACTIONS

The Company entered into related party transactions as disclosed in Notes 2, 5 and 6.

NOTE 5	STOCKHOLDERS' DEFICIENCY

Common stock issuances from October 18, 2004 (inception) to March 31, 2006 were as follows:

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

                      CRSI GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2005
                                (UNAUDITED)

v. On April 25, 2005 the Company issued 545,912 common shares to its majority shareholder as a partial payment of the outstanding shareholder loan balance. The recorded payment amount of $27,295 was determined by using the cash price of the common stock ($0.05 per share) offered in a concurrent private placement memorandum.

vi. On April 27, 2005, the Company entered into an agreement with an unrelated party (hereinafter referred to as "CRSI") to acquire 100% of the common stock of CRS in exchange for 17,995,912 common shares of the Company. The consummation of the transaction is contingent upon the following conditions:

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

xii. On January 23, 2006, the Company issued 100,000 shares of common stock for the settlement of certain outstanding accrued liabilities. The fair value of these shares was $125,000. There was no gain or loss upon settlement of these liabilities.

xiii. During February 2006, a stockholder forgave and assumed certain liabilities of $976,154. These amounts were treated as an in kind contribution by the stockholder.

                      CRSI GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2005
                                (UNAUDITED)

Stock Options

                                          Number of       Weighted Average
                                          Options         Exercise Price
                                          -------------   -----------------

      Outstanding at December 31, 2005    150,000             $0.55
                                          =======              ====

      Granted                                   -                 -
      Exercised                                 -                 -
      Cancelled                                 -                 -

      Outstanding at March 31, 2006       150,000             $0.55
                                          =======              ====
The following table summarizes the Company's employee stock options outstanding at March 31, 2006:

Options Outstanding

      Range of                          Weighted Average    Weighted Average
      Exercise Price     Number         Remaining Life      Exercise Price
      ----------------------------------------------------------------------
         $.55            150,000           2.25 years           $.55

All outstanding employee stock options are fully vested and exercisable at March 31, 2006.


NOTE 6	COMMITMENTS

(A) Employment Agreement

The Company hired its founder as Chief Executive Officer (CEO) and president pursuant to the terms of an employment agreement effective October 19, 2004. The term of the agreement is for five years with annual renewal options thereafter. The annual base salary is $250,000 with annual increases of 25% and an annual bonus equal to 8% of EBITDA. The CEO has the option of receiving the bonus in cash, common stock at a 50% discount, or a combination of both. As of February 28, 2006, the company and the CEO entered into a settlement and termination agreement whereby the employment contract was cancelled effective February 28, 2006.

(B) Employment Agreement

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

                      CRSI GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            AS OF MARCH 31, 2005
                                (UNAUDITED)

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

The agreement also stipulates that the executive will be given the opportunity to participate in any executive employee stock option programs and shall be entitled to purchase stock options at a price equal to the closing bid price of the common shares on the date of the grant and shall be exercisable for a period of ten years. The executive will also be paid "business development fees" in the event the executive identifies a health care organization that the Company places a professional into and when the executive identifies an individual that the Company places into a paying position. ("CRSI Group, Inc.") As of February 28, 2006, the company and the Senior Vice-President, International Operations entered into a settlement and termination agreement whereby the employment contract was cancelled effective February 28, 2006.

NOTE 7	PLACEMENT AGREEMENT

In April 2005 the Company entered into a five year "placement" agreement with a national health care provider to provide a minimum annual staffing of 150 nurses. The agreement provides that the Company will receive a $12,500 placement fee per nurse plus a $5,000 per nurse training and immigration cost subsidy. The agreement may be terminated by either party with or without cause upon ninety days written notice. At March 31, 2006, there were no placement fees paid.

NOTE 8	GOING CONCERN

The Company is in the development stage with no operations, has a cumulative negative cash flow from operations of $830,088, has had recurring losses since inception and has an accumulated deficit of $1,740,980. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to affect the Share Exchange Agreement as more fully discussed in Note 9. Management believes that the merger with the Caspian Companies can provide the Company with the opportunity to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9	SUBSEQUENT EVENT

On February 28, 2006 CRSI Goup entered into a Share Exchange Agreement with the equity-holders in three limited liability companies organized in the Republic of Kazakhstan: Scientific Industrial Firm Dank, LLC, Central Geophysical Expedition LLC, and A-Fidan, LLC. (the "Caspian Companies"). The Caspian Companies are engaged in oil production and in certain aspects of the oil services industry. The Share Exchange Agreement contemplates that CRSI Group will acquire 95% of the equity in the Caspian Companies in exchange for 54,000,000 shares of common stock issued by CRSI Group. The closing of the acquisition will occur after conditions specified in the Share Exchange Agreement have been satisfied, primarily completion of satisfactory due diligence investigations by both parties and the completion of the audits of the financial statements of the Caspian Companies. As of May 26, 2006 the transaction has not closed.

ITEM 2.  PLAN OF OPERATION

     During CRSI's first year of operations its founder, Jeremy Feakins, contributed $89,000 to CRSI and made additional loans to enable CRSI to initiate its operations. The net balance of the loan account at December 30, 2005 was $318,975. At the same time, Mr. Feakins and Michael Mills, the Director of CRSI Europe, deferred all of their salary, and Ytzik Aranov, who was CRSI's Senior Vice President, deferred half of his salary. As a result, there was reported on the balance sheet at December 31, 2005 $345,474 in accrued compensation.

     Early in 2005 CRSI supplemented the funds provided by Mr. Feakins by selling common stock to five private investors for $415,000. The funds were used primarily to pay the expenses incurred as Mr. Feakins organized the network of institutional relationships that are the foundation for CRSI's business plan. As a result, at December 31, 2005 CRSI had only $38,082 in cash remaining on hand. At the same time, it had $384,526 in current liabilities, in addition to the loans and accrued compensation noted above, producing a working capital deficit of ($1,010,864). Because of the lack of funds, CRSI ceased its efforts to expand its business and focused on raising capital. In its report on CRSI's financial statements for the year ended December 31, 2005, the Company's auditor states that there is substantial doubt as to the ability of CRSI Group to continue as a going concern. In order to continue to implement its business plan, CRSI Group will have to obtain additional capital. For that reason, management has been actively soliciting additional equity investment. It has not, however, received financing commitments from anyone at this time.

     On February 9, 2006 Jeremy Feakins and a company owned by him entered into a Settlement and Termination Agreement with CRSI Group. Mr. Feakins and his company released CRSI from liability for the amounts that he and his company had loaned to CRSI and for all accrued compensation. Mr. Feakins also agreed to assume all of CRSI Group's liability to Michael Mills and Yitzchak Aranov, totaling $164,919, and those individuals agreed to release CRSI from those liabilities. For its part, CRSI transferred to Mr. Feakins certain office equipment with a book value of less than $40,000, granted Mr. Feakins a perpetual exclusive (except as to CRSI) license to use the tradenames "Care Recruitment Solutions International" and "World Nursing Corps," and assigned to Mr. Feakins the domain name "worldnursingcorps.com" and the Website that operates under that name.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Abcor's disclosure controls and procedures as of March 31, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by Abcor in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission=s rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Abcor is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Feakins concluded that Abcor's system of disclosure controls and procedures was effective as of March 31, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Abcor's first fiscal quarter that has materially affected or is reasonably likely to materially affect Abcor's internal control over financial reporting.

                      PART II   -   OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     In January 2006 CRSI Group issued 100,000 shares of common stock to a consultant for services previously rendered. The services were valued at $125,000, which was the value assigned to the services in the consulting agreement. The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an individual who had access to detailed information about CRSI Group and was acquiring the shares for his own account. There were no underwriters.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 1st quarter of 2006.

Item 6.	Exhibits

31   Rule 13a-14(a) Certification
32   Rule 13a-14(b) Certification

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    ABCOR PRODUCTS, INC.


Date: May 26, 2006                  By: /s/ Jeremy Feakins
                                    ------------------------------------------
                                    Jeremy Feakins, Chief Executive Officer,
                                     Chief Financial Officer, Chief Accounting
                                     Officer