Form 10QSB
period 2006-06-30
CRSI Group, Inc.
filed 2006-08-08
CIK 816958

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____ to _____

                      Commission File No. 33-14987-A

                             CRSI GROUP, INC.
              ----------------------------------------------
              (Name of Small Business Issuer in its Charter)

         Florida                                         65-0023471
     ----------------------------------------------------------------
     (State or Other Jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                   I.D. No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
                          August 8, 2006
                          Common Voting Stock: 21,457,817 shares

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                       CRSI GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2006
                                  (UNAUDITED)

ASSETS


TOTAL ASSETS                              $        -
                                            ========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY


CURRENT LIABILITIES
 Cash overdraft                           $       10
 Accounts payable and accrued expenses        27,027
 Loan payable - related party                 36,587
                                           ---------
TOTAL CURRENT LIABILITIES                     63,624

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY
 Preferred stock, no par value, 5,000,000
  shares authorized, none issued and
  outstanding                                      -
 Common stock, no par value, 200,000,000
  shares authorized, 21,457,817 shares
  issued and outstanding                     736,789
 Additional paid in capital                  976,155
 Accumulated deficit during development
  stage                                   (1,776,568)
                                           ---------
 Total Stockholders' Deficiency              (63,624)
                                           ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
 DEFICIENCY                               $        -
                                           =========

See accompanying notes to condensed consolidated financial statements.

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)
                                                                     For the
                                                                     Period from
                         For the   For the    For the     For the    October 18,
                         Three     Three      Six         Six        2004
                         Months    Months     Months      Months     (Inception)
                         Ended     Ended      Ended       Ended      to
                         June 30,  June 30,   June 30,    June 30,   June 30,
                         2006      2005       2006         2005      2006
                       --------------------------------------------------------
REVENUE                $      -   $       -   $       -  $       -   $        -

OPERATING EXPENSES
 Consulting            $     40   $  85,088   $  11,040  $  93,132   $  446,751
 Travel and promotion         -      43,223           -     54,929            -
 Depreciation                 -           -       2,037          -       14,753
 Compensation                 -      87,500      37,881    150,000      477,152
 General and
  administrative         37,342      61,574     151,219     87,315      829,941
                        -------    --------    --------   --------    ---------
Total Operating Expenses 37,382     277,385     202,177    385,376    1,768,597
                        -------    --------    --------   --------    ---------

LOSS FROM OPERATIONS    (37,382)   (277,385)   (202,177)  (385,376)  (1,768,597)

OTHER INCOME (EXPENSE)
 Interest expense          (421)       (417)       (421)      (930)     (10,186)
 Other income             2,215           -       2,215          -        2,215
                        -------    --------    --------   --------    ---------
Total Other Income
 (Expense)                1,794        (417)      1,794       (930)      (7,971)

LOSS BEFORE PROVISION
 FOR INCOME TAXES       (35,588)   (277,802)   (200,383)  (386,306)  (1,776,568)

Provision for Income
 Taxes                        -           -           -          -            -
                        -------    --------    --------   --------    ---------
NET LOSS               $(35,588)  $(277,802)  $(200,383) $(386,306) $(1,776,568)
                        =======    ========    ========   ========    =========
Net loss per share -
 basic and diluted     $      -   $   (0.02)  $   (0.01) $   (0.03) $     (0.10)
                        =======    ========    ========   ========    =========
Weighted average
 number of shares
 outstanding during
 the period -
 basic and diluted   21,457,817  14,800,967  21,383,301 12,413,746   17,412,205
                     ==========  ==========  ========== ==========   ==========

See accompanying notes to condensed consolidated financial statements.

                      CRSI GROUP, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
        CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
      FOR THE PERIOD FROM OCTOBER 18, 2004 (INCEPTION) TO JUNE 30, 2006
                                (UNAUDITED)


                                                                               Deficit
                           Preferred stock    Common stock                     accumulated
                           No Par Value       No Par Value         Additional  during        Total
                           ---------------    ------------------   Paid in     development   Stockholder's
                           Shares   Amount    Shares     Amount    Capital     stage         Deficiency
                           -------------------------------------------------------------------------------

Balance October 18, 2004
 (Inception)                    -  $     -          -  $        -  $       -    $       -    $       -

Common stock issued to
 founders for costs and
 equipment  ($0.001)            -        -  8,900,000      89,000          -            -       89,000

Stock issued for services
 ($0.05 per share)              -        -    100,000       5,000          -            -        5,000

Stock issued for cash
 ($0.05 per share)              -        -  1,000,000      50,000          -            -       50,000

Net loss for the period
 from October 18, 2004
 (Inception) to December
 31, 2004                       -        -          -           -          -     (190,476)    (190,476)
                            --------------------------------------------------------------------------
Balance, December 31, 2004      -        - 10,000,000     144,000          -     (190,476)     (46,476)

Stock issued for services
 ($0.05 per share)              -        -  1,509,877      75,494          -            -       75,494

Stock issued for cash
 ($0.05 per share)              -        -  7,300,000     365,000          -            -      365,000

Stock issued in connection
 with shareholder loan
 repayment ($0.05 per share)    -        -    545,912      27,295          -            -       27,295

Net shares issued in reverse
 merger                         -        -  2,002,028           -          -            -            -

Net loss, 2005                  -        -          -           -          -   (1,385,709)  (1,385,709)
                            --------------------------------------------------------------------------
Balance, December 31, 2005      -        - 21,357,817     611,789          -   (1,576,185)    (964,396)

Stock issued in connection
 of a debt settlement           -        -    100,000     125,000          -            -      125,000

Stock issued in connection
 of forgiveness of debt         -        -          -           -    976,155            -      976,155

Net loss for the six
 months ended June 30,
 2006                           -        -          -           -          -     (200,383)    (200,383)
                            --------------------------------------------------------------------------
Balance, June 30, 2006          -  $     - 21,457,817  $  736,789  $ 976,155  $(1,776,568)   $ (63,624)
                            ==========================================================================


See accompanying notes to condensed consolidated financial statements.

                    CRSI GROUP, INC. AND SUBSIDIARIES
                      (A DEVELOPMENT STAGE COMPANY)
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (UNAUDITED)

                                  For the       For the          For the
                                 Six Months    Six Months      Period From
                                   Ended         Ended       October 18, 2004
                                  June 30,      June 30,      (Inception) to
                                    2006          2005        June 30, 2006
                                 ----------    ----------    ----------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net loss                       $  (200,383)  $ (386,306)    $  (1,776,568)
 Adjustments to reconcile net
  loss to netcash used in
  operating activities:
  Stock issued for services           6,905       75,494            87,399
  Stock issued for start-up costs         -            -            40,950
  Depreciation                        2,037        5,118            14,753
 Changes in operating assets and
  liabilities:
  (Increase) decrease in accounts
   receivable                            29            -                 -
  Increase in accounts payable
   and accrued expenses                   -      127,930           145,122
  Decrease in accrued expenses -
   related party                          -            -           113,687
  Increase in accrued
   compensation - related party      37,881            -           507,274
                                   ---------    ---------         ---------
 Net Cash Used In Operating
  Activities                       (153,531)    (177,764)         (867,383)
                                  ---------    ---------         ---------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of equipment               (2,570)      (5,728)          (13,704)
                                  ---------    ---------         ---------
Net Cash Used In Operating
 Activities                          (2,570)      (5,728)          (13,704)
                                  ---------    ---------         ---------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Increase (repayment) of cash
  overdraft                          (1,788)           -                10
 Proceeds from issuance of common
  stock                                   -      365,000           415,000
 Proceeds from loan payable -
  related party                     119,807            -           595,295
 Repayment of loan payable -
  related party                           -       (8,041)         (129,218)
                                  ---------    ---------         ---------
Net Cash Provided By Financing
 Activities                         118,019      356,959           881,087
                                  ---------    ---------         ---------

NET INCREASE (DECREASE) IN CASH     (38,082)     173,467                 -

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                 38,082       39,318                 -
                                  ---------    ---------         ---------
CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                   $        -   $  212,785        $        -
                                  =========    =========         =========
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid for interest          $        -   $        -        $        -
                                  =========    =========         =========
 Cash paid for taxes             $        -   $        -        $        -
                                  =========    =========         =========
SUPPLEMENTAL DISCLOSURE OF
 NON-CASH INVESTING AND
 FINANCING ACTIVITIES:
  Common stock issued to
  founders for costs and
  equipment (0.001 per share)    $        -   $        -        $   48,050
                                  =========    =========         =========
 Stock issued in connection with
  shareholder loan repayment
  ($0.05 per share)              $   27,296   $        -        $   27,296
                                  =========    =========         =========
 Stock issued to settle accrued
  liabilities                    $  125,000   $        -        $  125,000
                                  =========    =========         =========
 Forgiveness of debt -
  related party                  $  976,154   $        -        $  976,154
                                  =========    =========         =========

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIALSTATEMENTS
                            AS OF JUNE 30, 2006
                               (UNAUDITED)

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

         (B) Organization

         CRSI Group, Inc. (a development stage company), was organized under the laws of the State of Florida on April 9, 1987 as HWS November Corporation. On May 19, 1989, the Company filed an amendment to its Articles of Incorporation changing its name to Abcor Products, Inc. On August 22, 2005, the Company filed an amendment to its Articles of Incorporation changing its name to CRSI Group, Inc. ("CRSI Group, Inc.")

         Care Recruitment Solutions International, Inc. ("CRSI") was organized under the laws of the State of Florida on October 18, 2004. CRSI is a development stage enterprise and intends to primarily provide international recruiting, placement and staffing of nurses to hospitals and other health care agencies.

         World Nursing Corps, Inc. ("WNC") is a development stage company organized under the laws of the State of Florida on June 22, 2005 as a wholly owned subsidiary of CRSI. WNC was established to function as a resource and support organization for nurses placed by CRSI. WNC had no operating activities, assets or liabilities as of June 30, 2006.

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

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIALSTATEMENTS
                            AS OF JUNE 30, 2006
                               (UNAUDITED)

         Activities during the development stage include developing a business plan, obtaining financing and effecting a merger or acquisition.

         Hereinafter, Abcor and its wholly owned subsidiaries, CRSI and WNC may be referred to individually or in the aggregate as the "Company".

         (C) Cash and Cash Equivalents

         For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

         (D) Principles of Consolidation

         The consolidated financial statements include the accounts of CRSI Group, Inc. and its wholly owned subsidiaries, Care Recruitment Solutions International, Inc., and World Nursing Corps, Inc. All significant intercompany accounts and transactions have been eliminated.

         (E) Use of Estimates

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

         (F) Loss Per Share

         Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, "Earnings Per Share." As of June 30, 2006 and 2005 and for the period from October 18, 2004 (inception) to June 30, 2006, respectively, there were 150,000, 150,000 and 150,000 common share equivalents outstanding, respectively. These diluted securities were not included in the computation of diluted net loss per share as the effect was anti-diluted.

         (G) Business Segments

         The Company operates in one segment and therefore segment information is not presented.

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIALSTATEMENTS
                            AS OF JUNE 30, 2006
                               (UNAUDITED)

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

         During April 2006, the Company received a revolving loan up to $30,000 at prime plus (8.75% as of June 30, 2006) from a Company related to the principal stockholder. The loan is due monthly until September 2006. The loan is unsecured and in default as of August 1, 2006.

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

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIALSTATEMENTS
                            AS OF JUNE 30, 2006
                               (UNAUDITED)

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

NOTE 5   STOCKHOLDERS' DEFICIENCY

         Common stock issuances from October 18, 2004 (inception) to June 30, 2006 were as follows:

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

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIALSTATEMENTS
                            AS OF JUNE 30, 2006
                               (UNAUDITED)

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

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIALSTATEMENTS
                            AS OF JUNE 30, 2006
                               (UNAUDITED)

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

     Stock Options
     -------------
                                                           Weighted
                                         Number of         Average
                                         Options           Exercise Price
                                      --------------     ------------------
     Outstanding at December 31, 2005    150,000             $  0.55
     Granted                                   -                   -
     Exercised                                 -                   -
     Cancelled                                 -                   -
                                        --------              ------
     Outstanding at June 30, 2006        150,000             $  0.55
                                        ========              ======

     The following table summarizes the Company's employee stock options outstanding at June 30, 2006:

     Options Outstanding
     -------------------

     Range of                            Weighted Average     Weighted Average
     Exercise Price       Number         Remaining Life       Exercise Price
     -------------------------------------------------------------------------

            $ 0.55        150,000         2 Years               $ 0.55
             =====        =======         =======                =====

         All outstanding employee stock options are fully vested and exercisable at June 30, 2006.

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIALSTATEMENTS
                            AS OF JUNE 30, 2006
                               (UNAUDITED)

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

                      CRSI GROUP, INC. AND SUBSIDIARIES
                        (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONDENSED CONSOLIDATED FINANCIALSTATEMENTS
                            AS OF JUNE 30, 2006
                               (UNAUDITED)

NOTE 7   PLACEMENT AGREEMENT

         In April 2005 the Company entered into a five year "placement" agreement with a national health care provider to provide a minimum annual staffing of 150 nurses. The agreement provides that the Company will receive a $12,500 placement fee per nurse plus a $5,000 per nurse training and immigration cost subsidy. The agreement may be terminated by either party with or without cause upon ninety days written notice. At June 30, 2006, there were no placement fees paid.

NOTE 8   GOING CONCERN

         The Company is in the development stage with no operations, has a cumulative negative cash flow from operations of $867,383, has had recurring losses since inception and has an accumulated deficit of $1,776,568. Accordingly, there is substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company's ability to affect the Share Exchange Agreement as more fully discussed in Note 9. Management believes that the merger with the Caspian Companies can provide the Company with the opportunity to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9   SUBSEQUENT EVENTS

         On February 28, 2006 CRSI Group entered into a Share Exchange Agreement (the "Agreement") with the equity-holders in three limited liability companies organized in the Republic of Kazakhstan:
         Scientific Industrial Firm Dank, LLC, Central Geophysical Expedition LLC and A-Fidan, LLC (the "Caspian Companies"). By mutual agreement between the parties, A-Fidan, LLC was recently replaced in the Agreement with Kor-tazh, LLC. All other terms remained the same. The Caspian Companies are engaged in oil production and in certain aspects of the oil services industry. The Share Exchange Agreement contemplates that CRSI Group will acquire 95% of the equity in the Caspian Companies in exchange for 54,000,000 shares of common stock issued by CRSI Group. The closing of the acquisition is expected to occur in August 2006 after the completion of the independent audits of the financial statements of the Caspian Companies. As of August 1, 2006 the transaction has not closed.

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

ITEM 3.  CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures. Jeremy Feakins, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of Abcor's disclosure controls and procedures as of June 30, 2006. Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, "disclosure controls and procedures" means controls and other procedures that are designed to insure that information required to be disclosed by CRSI Group in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission's rules. "Disclosure controls and procedures" include, without limitation, controls and procedures designed to insure that information Abcor is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure. Based on his evaluation, Mr. Feakins concluded that CRSI Group's system of disclosure controls and procedures was effective as of June 30, 2006 for the purposes described in this paragraph.

     Changes in Internal Controls. There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during CRSI Group's second fiscal quarter that has materially affected or is reasonably likely to materially affect CRSI Group's internal control over financial reporting.

PART II  -  OTHER INFORMATION

Item 2. Changes in Securities and Small Business Issuer Purchase of Equity Securities

     (c) Unregistered sales of equity securities

     None.

     (e) Purchases of equity securities

     The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 2nd quarter of 2006.

Item 6.	Exhibits

     31 Rule 13a-14(a) Certification
     32 Rule 13a-14(b) Certification

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CRSI GROUP, INC.


Date: August 8, 2006                 By: /s/ Jeremy Feakins
                                     -----------------------------------
                                     Jeremy Feakins, Chief Executive
                                      Officer, Chief Financial Officer,
                                      Chief Accounting Officer