Form 10QSB
period 2006-09-30
CASPIAN INTERNATIONAL OIL CORP
filed 2006-12-04
CIK 816958

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2006

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 33-14987-A

CASPIAN INTERNATIONAL OIL CORPORATION
(Name of Small Business Issuer in its Charter)
Delaware	20-5588710
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 West Loop South, Suite 850, Houston, TX	77027
(Address of principal executive offices)	(Zip Code)
(713) 621-9222
(Registrant’s telephone number including area code)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]        No [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 16, 2006

Common Stock: 62,230,000 shares

Transitional Small Business Disclosure Format (check one):    Yes   [  ]    No [X]

Caspian International Oil Corporation
Unaudited Consolidated Balance Sheets

		As of September 30, 2006	As of December 31, 2005
	Note	USD	USD
			(Restated)
ASSETS

Current assets
Cash	5	283,382	2,625,761
Accounts receivable, net	6	5,850,722	1,980,082
Inventories	7	992,518	1,363,692

Total current assets		7,126,622	5,969,535

Non-current assets
Investments, equity method	8	47,162	-
Oil and gas exploration assets	9	2,959,928	2,885,123
Property, plant and equipment	10	12,217,769	10,046,714
Deferred income tax assets	19	85,587	18,452
Intangible assets	11	262,176	289,310
Restricted cash		403	398

Total non-current assets		15,573,025	13,239,997

TOTAL ASSETS		22,699,647	19,209,532

The accompanying notes are an integral part of these interim consolidated financial statements

Caspian International Oil Corporation
Unaudited Consolidated Balance Sheets

		As of September 30, 2006	As of December 31, 2005
	Note	USD	USD
			(Restated)
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and other liabilities	12	5,188,067	3,157,052
Short-term loans	13	897,413	-
Taxes payable	14	1,669,896	1,059,698
Dividends payable	17	264,110	-

Total current liabilities		8,019,486	4,216,750

Non-current liabilities
Long-term loans	13	4,829,794	7,463,493
Deferred income tax liabilities	19	1,261,339	1,109,977
Obligation for historical reimbursement	15	2,874,474	2,720,620
Asset retirement obligations	16	122,727	115,661

Total non-current liabilities		9,088,334	11,409,751

Total liabilities		17,107,820	15,626,501

Minority interest		287,361	173,402

Stockholders’ equity	17
Common stock		114,363	24,109
Additional paid-in capital		3,204,393	3,294,645
Accumulated other comprehensive income		138,427	5,817
Retained earnings		1,847,283	85,058

Total stockholders’ equity		5,304,466	3,409,629

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		22,699,647	19,209,532

The accompanying notes are an integral part of these interim consolidated financial statements.

Caspian International Oil Corporation
Unaudited Consolidated Statements of Income

		For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
	Note	USD	USD	USD	USD
			(Restated)		(Restated)
Revenues
Sales		5,706,355	4,758,832	16,953,258	14,497,256

		5,706,355	4,758,832	16,953,258	14,497,256

Expenses
Production and operating expenses		(3,429,707)	(2,965,140)	(10,711,416)	(9,252,598)
General and administrative expenses	18	(879,461)	(286,077)	(2,359,563)	(733,440)
Accretion expenses		(54,729)	(49,946)	(160,920)	(145,522)

Income from operating activities		1,342,458	1,457,669	3,721,359	4,365,696

Interest expense		(205,818)	(76,861)	(668,255)	(299,762)
Foreign currency exchange gain, net		(555,343)	24,483	410,090	(78,427)
Loss on acquisition of subsidiary	4	-	-	(64,388)	-
Other non-operating income, net		41,883	19,925	41,883	14,689
Minority interest		(17,528)	(47,826)	(121,584)	(131,474)

Income before income taxes		605,652	1,377,390	3,319,105	3,870,722

Income tax expense	19	(283,171)	(468,711)	(1,186,487)	(1,372,725)

Net income		322,481	908,679	2,132,618	2,497,997

Basic and diluted earnings per share	20
Basic and diluted	0.01	0.02	0.04	0.04

The accompanying notes are an integral part of these interim consolidated financial statements.

Caspian International Oil Corporation
Unaudited Consolidated Statements of Cash Flows

	For the nine months ended September 30, 2006 USD	For the nine months ended September 30, 2005 USD
Operating activities:
Net income	2,132,618	2,497,997
Adjustments for non-cash items:
Depreciation, depletion and amortisation	2,376,759	1,175,697
Accretion expenses	160,920	145,522
Minority interest	121,584	131,474
Reversal of allowance for doubtful accounts	(97,694)	-
Loss on acquisition of subsidiary	64,388	-
Deferred income taxes	28,029	1,053,789
Changes in assets and liabilities
Accounts receivable	(3,768,794)	(1,241,165)
Inventories	441,385	(701,767)
Accounts and taxes payable and other liabilities	183,894	(899,733)
Net cash provided by operating activities	1,643,089	2,161,814

Investing activities:
Acquisition of property, plant and equipment	(1,970,960)	(7,028,448)
Proceeds from disposal of property, plant and equipment	3,724	-
Acquisition of intangible assets	(25,087)	(302)
Proceeds from repayment of financial aid	1,085,578	-
Provided financial aid	(1,187,762)	-
Acquisition of oil and gas exploration assets	(45,928)	(5,000)
Acquisition of investments	(46,620)	-
Net cash used in investing activities	(2,187,055)	(7,033,750)

Financing activities:
Proceeds from financial aid	132,560	10,137
Proceeds from borrowings	1,791,939	6,051,890
Repayment of borrowings	(3,325,062)	(1,421,004)
Net cash used in financing activities	(1,400,563)	4,641,023

Effect of exchange rates on cash	(397,850)	339,527
Net increase (decrease) in cash and cash equivalents	(2,342,379)	108,614
Cash and cash equivalents at beginning of the period	2,625,761	410,857
Cash and cash equivalents at end of the period (Note 5)	283,382	519,471
Non-Cash transactions
Issue of capital	90,254	-
Acquisition of property, plant and equipment recorded as accounts payable	2,080,594	-
Accrued dividends	264,110	-
Supplemental information
Interest paid	825,673	299,759
Income tax paid	711,173	977,588

The accompanying notes are an integral part of these interim consolidated financial statements.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

1

Background

(a)

Organization and environment

CRSI Group, Inc. was organized under the laws of the State of Florida on April 9, 1987 as HWS November Corporation.  On May 19, 1989, the Company filed an amendment to its Articles of Incorporation changing its name to Abcor Products, Inc.  On August 22, 2005, the Company filed an amendment to its Articles of Incorporation changing its name to CRSI Group, Inc. (“CRSI Group, Inc.”)

Care Recruitment Solutions International, Inc. (“CRSI”) was organized under the laws of the State of Florida on October 18, 2004. CRSI is a development stage enterprise and intends to primarily provide international recruiting, placement and staffing of nurses to hospitals and other health care agencies.

World Nursing Corps, Inc. (“WNC”) is a development stage company organized under the laws of the State of Florida on June 22, 2005 as a wholly owned subsidiary of CRSI.  WNC was established to function as a resource and support organization for nurses placed by CRSI. WNC had no operating activities, assets or liabilities as of September 30, 2006.

On June 30, 2005, CRSI Group consummated an agreement with CRSI pursuant to which CRSI exchanged all of its then issued and outstanding shares of common stock for 17,995,912 (approximately 90%) of the common stock shares of CRSI Group.

On August 10, 2006 CRSI Group acquired all of the beneficial interest in the registered capital stock of Caspian International Oil Corporation (CIOC) B.V., a corporation organized under the laws of The Kingdom of the Netherlands (“CIOC”).  CIOC is a holding company that owns 95% of the equity in each of three limited liability partnerships organized under the laws of the Republic of Kazakhstan:  SIF Dank, LLP (“Dank”), CGE, LLP (“CGE”) and Kor-Tazh, LLP (“Kor-Tazh”).  Dank and CGE are engaged in the business of providing oil field services such as 2D and 3D seismic acquisitions, data processing and interpretation, reservoir modelling and topography to the oil exploration industry in Kazakhstan.  Kor-Tazh operates an oil field in western Kazakhstan. CIOC BV was treated s acquirer for accounting purposes. A new Board of Directors was elected that is comprised primarily of the former directors of CIOC BV. The Company’s financial statements presented as continuation of CIOC BV, and not those of CRSI, and the capital structure of the Company is now different from that appearing in the historical financial statements of CRSI due to the effect of the recapitalization.

On October 6, 2006 the Articles of Merger were filed to Division of Corporations of Florida Department of State, according to which CRSI Group, Inc was merged with and into Caspian International Oil Corporation (Delaware), the surviving company. Each share of common stock of CRSI Group, Inc outstanding prior to the merger was changed and converted into one fully paid share of common stock of Caspian International Oil Corporation (Delaware).

Hereinafter, Caspian International Oil Corporation and its wholly owned subsidiaries may be referred to individually or in the aggregate as the "Company".

(b)

Kazakhstan business environment

Company activity is subject to economical, political and social risks inherent to doing business in Kazakhstan. Those risks include the consequences of government policy, economic conditions, legislative changes in tax and laws, currency exchange rates fluctuations, uncovered execution of the rights under the contracts.

The Company’s operations are subject to country risk being the economic, political, and social risks inherent in doing business in Kazakhstan. These risks include matters arising out of the policies of the government, economic conditions, imposition of or changes to taxes and regulations, foreign exchange fluctuations and the enforceability of contract rights.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

2

Basis of preparation

(a)

Statement of compliance

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) as applicable to interim financial statements. The consolidated financial information included herein is unaudited, however, such information includes all adjustments (consisting solely of normal requiring adjustments), which are in the opinion of management necessary for fair statement of the results of operations for interim periods. The results for the nine month period ended September 30, 2006 are not necessarily indicative of the results expected for the full year.

(b)

Principles of consolidation

These consolidated financial statements include the financial position and results of the Company, controlled subsidiaries of which the Company directly or indirectly owns more than 50% of the voting interest, unless minority interest shareholders have substantive participating rights. Investments in companies of which the Company directly or indirectly owns more than 50% of the voting interest but where minority interest shareholders have substantive participating rights, and investments in companies of which the Company directly or indirectly owns between 20% and 50% of the voting interest and over which it exercises significant influence but not control, are accounted for using the equity method of accounting. Investments in other companies are recorded at cost. Equity investments and investments in other companies are included in “Investments” in the consolidated balance sheet.

All significant intercompany balances and transactions have been eliminated in consolidation.

(c)

Accounting records

Three Kazakhstan subsidiaries of the Company, Dank, CGE and Kor-Tazh maintain their accounting records in accordance with the legislative requirements of the Republic of Kazakhstan. CIOC maintains its accounting records in accordance with the legislative requirements of the Kingdom of the Netherlands. The accompanying consolidated financial statements have been prepared from those accounting records and adjusted as necessary to comply, in all material respects, with the requirements of US GAAP.

(d)

Functional and reporting currency

The accounting records of the entities operating in Kazakhstan (Dank, CGE and Kor-Tazh), are maintained in Kazakhstan Tenge (“KZT”). The accounting records of CIOC B.V. and CRSI Group, Inc are maintained in EUR and USD, respectively.

The Company has determined that the functional currency of Dank, CGE and Kor-Tazh is KZT and functional currency of CIOC is EUR in accordance with US Statement of Financial

Accounting Standards ("SFAS") No. 52 Foreign Currency Translation, based on the economic substance of the underlying events and circumstances relevant to the entities within the Company.

For the purposes of presenting consolidated financial statements prepared in conformity with US GAAP, the USD is considered to be the reporting currency of the Company.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

2

Basis of preparation (continued)

(d)

Functional and reporting currency (continued)

For presentation purposes, the consolidated financial statements are translated into USD using the current-rate method. Accordingly, assets and liabilities are translated at rates of exchange in effect at the consolidated balance sheet date. Capital accounts are translated at their historical exchange rates when the capital stock was issued. Retained earnings are translated at the translated amount at the end of the prior period, plus the translated amount of the net income for the period, less the translated amount of any dividends declared during the current period. Revenues and expenses are translated at average rates of exchange in effect during nine month. Differences arising from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity.

The Company has not entered into any material transactions that are denominated in hyper-inflationary currencies.

For translation purposes the Company has used the closing exchange rates of USD 1 to KZT 127.22 and 0,7869 EUR as of September 30, 2006.

(e)

Convertibility of the Kazakhstan tenge

KZT is not a convertible currency outside the Republic of Kazakhstan. Accordingly, any conversion of KZT amounts to USD should not be construed as a representation that KZT amounts have been, could be, or will be in the future, convertible into USD at the exchange rate shown, or at any other exchange rate.

3

Significant accounting policies

The following significant accounting policies have been applied in the preparation of the consolidated financial statements. These accounting policies have been consistently applied.

(a)

Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include the carrying value of oil and gas exploration assets and property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; asset retirement obligations and assets and obligations related to employee benefits.  Actual results could differ from those estimates.

(b)

Cash

Cash and cash equivalents include all highly liquid investments with an original maturity of three months or less.

(c)

Receivables

Trade accounts receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to extent that there is likelihood that any of the amounts due will not be obtained.

(d)

Inventories

Inventories, consisting primarily of spare parts and fuel are stated at the lower cost or market value. Cost is determined using the “average cost” method.

(e)

Investments

The Company classifies its debt securities in one of three categories: trading, available-for-sale, or held-to-maturity and its equity securities into trading or available-for-sale. Trading securities are bought and held principally for the purpose of selling them in the near term. Held-to-maturity debt securities are those

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

3

Significant accounting policies (continued)

securities in which the Company has the ability and intent to hold the security until maturity. All securities not included in trading or held-to-maturity are classified as available-for-sale.

Trading and available-for-sale securities are recorded at fair value. Held-to-maturity debt securities are recorded at amortised cost, adjusted for the amortisation or accretion of premiums or discounts. Unrealized holding gains and losses on trading securities are included in the consolidated statement of income. Unrealized holding gains and losses, net of the related tax effect, on available-for-sale securities are reported as a separate component of other comprehensive income until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. Dividends and interest income are recognised in the consolidated statement of income when earned.

A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed to be other-than-temporary results in a reduction in carrying amount to fair value. The impairment is charged to the consolidated statement of income and a new cost basis for the security is established. To determine whether impairment is other-than-temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Evidence considered in this assessment includes the reasons for the impairment, the severity and duration of the impairment, changes in value subsequent to year-end, and forecasted performance of the investee.

Premiums and discounts are amortised or accreted over the life of the related held-to-maturity or available-for-sale security as an adjustment to yield using the effective-interest method and such amortisation and accretion is recorded in the consolidated statement of income.

Equity method is applied where the investor has significant influence over the operations of the investee but lacks control.

The equity method includes recognition of a percentage share of income or loss, dividends, and any changes in the investment percentage in an investee by an investor.  This method recognizes the effects of any intercompany transactions between the investor and investee.

 (f)

Oil and gas exploration assets

The Company follows the full cost method of accounting for its costs of acquisition, exploration and development of oil and natural gas properties. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil and natural gas reserves for each cost center are capitalized. Capitalized costs include acquisition costs, geological and geophysical work, delay rentals and the costs of drilling, completing and equipping oil and natural gas wells. Capitalized costs of proved oil and natural gas properties are depleted on a unit of production method using estimated proved oil and natural gas reserves. The amortizable base used to calculate unit of production depletion includes estimated future development costs and dismantlement, restoration, and abandonment costs, net of estimated salvage values. Sales of oil and natural gas properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Internal costs, including salaries, benefits and other salary related costs, which can be directly identified with acquisition, exploration or development activities, are capitalized while any costs related to production, general corporate overhead, or similar activities are charged to expense. Geological and geophysical costs not directly associated with a specific unevaluated property are included in the amortization base as incurred. Capitalized internal costs directly identified with the Company’s acquisition, exploration and development activities amounted to approximately $52,647 and $44,783 during the nine months ended September 30, 2006 and 2005, respectively.

Under full cost accounting rules, the net capitalized costs of evaluated oil and natural gas properties shall not exceed an amount equal to the present value of future net cash flows from estimated production of proved oil and natural gas reserves, based on current economic and operating conditions, including the use of oil and natural gas prices as of the end of each quarter.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

3

Significant accounting policies (continued)

Given the volatility of oil and natural gas prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil and natural gas reserves could change. If oil and natural gas prices decline, even if only for a short period of time, it is possible that impairments of oil and natural gas properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil and natural gas reserves occur, or if properties are sold for proceeds less than the discounted present value of the related proved oil and natural gas reserves.

The capitalized oil and natural gas property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date to estimated future production of proved oil and natural gas reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized.  In determining whether impairment of unevaluated properties has occurred, management evaluates, among other factors, current oil and natural gas industry conditions, capital availability, holding periods of the properties, and available geological and geophysical data. Any impairment assessed is added to the costs being amortized. Costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that a well is dry.

No ceiling write down was recorded in any of the periods presented.

The Company’s oil and natural gas properties primarily include the value of the license and other capitalized costs under this method of accounting.

(g)

Property, plant and equipment

Property, plant, and equipment are stated at cost.

Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of buildings is 12.5 years, while machinery and equipment is 5 to 12.5 years.

(h)

Intangible assets

Intangible assets, which are acquired by the Company and which have finite useful lives, are stated at cost less accumulated amortisation and impairment losses. Intangible assets are amortised on a straight-line basis over their estimated useful lives from the date the asset is available for use.

 (i)

Impairment

In accordance with SFAS No 144 Accounting for the Impairment or Disposal of Long–lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortisation, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognised by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Intangible assets that have indefinite useful lives are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognised to the extent that the carrying amount exceeds the asset’s fair value.

(j)

Restricted cash

Cash funds for which restrictions on immediate use exist are accounted for within other non-current assets.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

3

Significant accounting policies (continued)

(k)

Trade and other payables

Trade and other payables are stated at cost.

(l)

Asset retirement obligations

The Company follows SFAS 143, “Accounting for Asset Retirement Obligations.” SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying value of the long-lived asset. Subsequently, the asset retirement cost is amortized to expense over the useful life of the asset. The asset retirement obligation recorded relates to the expected plugging and abandonment costs of oil and natural gas wells and the removal of pipeline, compressor and related production facilities.

(m)

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in the consolidated statement of income in the reporting period that includes the enactment date and is not accounted for as an adjustment of the annual effective tax rate.

 (n)

Revenue recognition

Revenue is recognized when services are rendered and collectibility is reasonably assured. All advance client payments are classified as unearned revenues until services are provided. We recognise revenue when we determine that following criteria are met: (i) persuasive evidence an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonable assured.

The Company uses the sales method of accounting for natural gas and crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil and natural gas sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under produced owner to recoup its entitled share through production. There are no significant balancing arrangements or obligations related to the Company’s operations.

The oil company is at the exploration stage at the moment and does not generate any revenue.

Nurse-staffing business will not continue any more.

(o)

Minority interest

Minority interest in the consolidated balance sheet reflects minority owners’ percentage share of capital in the subsidiaries of CRSI Group Inc. The minority interest is calculated based on the stockholders’ equity capital of each subsidiary as determined under US GAAP.

(p)

Earnings per share

Basic and diluted earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period.

(q)

Segment reporting

SFAS No. 131 ‘Disclosures about Segments of an Enterprise and Related Information’ requires that a business enterprise report financial and descriptive information about its reportable operating segments.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

3

Significant accounting policies (continued)

The Company’s business activities are conducted predominantly through three major business segments: oil field services, oil field exploration and other. Oil field services are presented by 2D and 3D seismic acquisitions, data processing and interpretation, reservoir modelling and topography to the oil exploration industry in Kazakhstan. Oil field exploration is presented by operating an oil field in western Kazakhstan

Concerning the other segment the Company provides international recruiting, placement and staffing of nurses to hospitals and other health care agencies. These segments were determined based primarily upon the differing production processes of the segments. All intercompany transactions have been eliminated.

(r)

Contingencies

Certain conditions may exist as of the balance sheet date, which may result in losses to the Company but impact of which will only be resolved when one or more future events occur or fail to occur. If the Company’s assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of liability can be estimated, then the estimated liability is accrued and charged to the consolidated statement of income. If the assessment indicates that a potentially material loss is not probable, but is reasonably possible, or is possible, but can not be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss, is disclosed in the notes to the consolidated financial statements.

(s)

Recent accounting pronouncements

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), Share-Based Payment, which revises SFAS No.123 and supersedes Accounting Principles Board (APB) opinion No.25 regarding stock-based employee compensation plans. This Statement requires all share-based payments to employees, including grants of employee stock options, to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period. FASB Statement No. 123 is effective for years that begin after June 15, 2005. The application of FASB Statement No. 123 is not expected to have a significant impact on the Company’s financial statements.

In September 2005, the EITF issued EITF Issue No. 04-13 Accounting for Purchases and Sales of Inventory with the Same Counterparty.  EITF 04-13 provides guidance as to when purchases and sales of inventory with the same counterparty should be accounted for as a single exchange transaction.  EITF 04-13 also provides guidance as to when a non-monetary exchange of inventory should be accounted for at fair value.  EITF 04-13 will be applied to new arrangements entered into, and modifications or renewals of existing arrangements occurring after March 15, 2006.  The application of EITF 04-13 is not expected to have a significant impact on the Company’s financial statements.

In June 2006, the FASB issued FASB Interpretations No.48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognised in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. The Company is required to adopt the provisions of FIN 48 in the first quarter 2007. The company is reviewing FIN 48 to determine the potential impact if any, on its Consolidated Financial Statements

In June 2006, the FASB ratified the consensus reached by the EITF on issue No.06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation). The consensus requires disclosure of either the gross or net presentation, and any such taxes reported on a gross basis should be disclosed in the interim and annual financial statements. The Company is required to adopt the provisions of EITF Issue No.06-3 in the first quarter 2007 and does not expect any material impact on its results of operations, financial condition and cash flows upon adoption.

In September 2006, the SEC staff issued Staff Accounting Bulletin (SAB) Topic 1N, "Financial Statements - Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). This Bulletin provides guidance on how prior year

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

3

Significant accounting policies (continued)

misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated and should be restated. SAB 108 is effective for fiscal years ending after November 15, 2006. The company does not believe SAB 108 will have a material impact on its results of operations, financial condition and cash flows.

Acquisition of subsidiaries

2006
USD

Cash overdraft	(36)
Trade and other payables	(64,352)

Net identifiable assets and liabilities	(64,388)

Consideration paid, satisfied in cash	-

Net liabilities	(64,388)

On February 23, 2006 the Company signed a Share Exchange Agreement with Nurlan Janseitov and Timur Bergaliyev, which was subsequently amended on May 9, 2006 and June 3, 2006.  The Share Exchange Agreement provided that Nurlan Janseitov and Timur Bergaliyev shall transfer to the Company their 100% beneficial interest in CIOC B.V. in exchange for 54,000,000 common shares of the Company which comprise 86.77% of the outstanding shares of the Company. The shares were allocated between Nurlan Janseitov and Timur Bergaliyev in proportion to the relative interests in CIOC B.V. (60% and 40%, respectively). Completion of the Share Exchange Agreement required that the number of outstanding and paid common shares of the Company does not exceed 8,000,000. In order to meet this requirement, the Company’s shareholders surrendered 13,227,817 common shares.

On August 10, 2006 the Company acquired all of the beneficial interest in the registered capital stock of CIOC B.V., a company organized under Dutch law in 1994. On May 10, 2006 CIOC B.V. acquired 95% of the equity in each of three limited liability partnerships organized under the laws of the Republic of Kazakhstan:  Dank, CGE and Kor-Tazh. Dank, in turn, owns 100% of the capital stock of PGD Services, LLP. CIOC B.V. acquired the companies with funds and equity interests contributed to CIOC B.V. by Nurlan Janseitov and Timur Bergaliyev. The outstanding shares of CIOC are registered in the name of Noble Corporate Services (BVI) Limited, a company organized under the laws of the British Virgin Islands.  Noble Corporate Services holds the shares in trust for Nurlan Janseitov and Timur Bergaliyev.

This business combination is accounted as a reverse acquisition. CIOC B.V. is considered the nominal acquiree and accounting acquirer and the Company is considered the nominal acquirer and accounting acquiree for financial reporting purposes.  Accordingly, the consolidated balance sheet contains the net assets of the accounting acquirer and acquiree at historical cost and the statement of income includes the operations of the acquirer for the periods presented and the operations of the acquiree from the date of the transaction.

The cost of the reverse acquisition is zero. The transaction resulted in a USD 64,388 loss.

The following unaudited pro forma results for nine and three months ended September 30, 2006 and September 30, 2005 show the effect on the Company’s consolidated results of operations as if the   transaction had occurred on January 1, 2005. The pro forma results are the result of combining the statement of income for the Company adjusted for intercompany transactions.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

The pro forma information is based upon numerous assumptions, and is not necessarily indicative of future results of operations:

CIOC and subsidiaries

(a development stage company)

Unaudited Pro Forma combined statement of operations

For the Period From January 1, 2005 to September 30, 2005

	CIOC BV	SIF Dank LLP	CGE LLP	Kor-Tazh LLP	Pro Forma Adjustments	Pro Forma combined
		USD	USD	USD		USD
Revenues
Sales	-	14, 044,544	1,182,061	-	(729,349)	14,497,256
	-	14, 044,544	1,182,061	-	(729,349)	14,497,256

Production and operating expenses	(12)	(10,131,014)	(564,404)	(165,480)	729,349	(10,131,561)
Other income	-	(287,292)	(1,760)	(74,447)		(363,499)
Income tax expense	-	(1,184,692)	(188,033)	-	-	(1,372,725)
Minority interest	-	-	-	-	(131,474)	(131,474)
Net income	(12)	2,441,546	427,864	(239,927)	(131,474)	2,497,997

Unaudited Pro Forma combined statement of operations

For the Period From January 1, 2006 to September 30, 2006

	CIOC BV	SIF Dank LLP	CGE LLP	Kor-Tazh LLP	Pro Forma Adjustments	Pro Forma combined
		USD	USD	USD		USD
Revenues
Sales	-	16,254,452	1,545,184	-	(846,378)	16,953,258
	-	16,254,452	1,545,184	-	(846,378)	16,953,258

Production and operating expenses	(205,742)	(12,774,229)	(962,931)	(228,031)	939,034	(13,231,899)
Other income	-	(239,478)	(449)	23,645	(64,388)	(280,670)
Income tax expense	-	(1,020,419)	(166,068)	-	-	(1,186,487)
Minority interest	-	-	-	-	(121,584)	(121,584)
Net income	(205,742)	2,220,326	415,736	(204,386)	(93,316)	2,132,618

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Unaudited Pro Forma combined statement of operations

For the Period From July 1, 2005 to September 30, 2005

	CIOC BV	SIF Dank LLP	CGE LLP	Kor-Tazh LLP	Pro Forma Adjustments	Pro Forma combined
		USD	USD	USD		USD
Revenues
Sales	-	4,524,572	529,716	-	(295,456)	4,758,832
	-	4,524,572	529,716	-	(295,456)	4,758,832

Production and operating expenses	(12)	(3,316,161)	(223,848)	(56,598)	295,456	(3,301,163)
Other income	-	(57,923)	(1,752)	27,222		(32,453)
Income tax expense	-	(375,864)	(92,847)	-	-	(468,711)
Minority interest	-	-	-	-	(47,826)	(47,826)
Net income	(12)	774,624	211,269	(29,376)	(47,826)	908,679

Unaudited Pro Forma combined statement of operations

For the Period From July 1, 2006 to September 30, 2006

	CIOC BV	SIF Dank LLP	CGE LLP	Kor-Tazh LLP	Pro Forma Adjustments	Pro Forma combined
		USD	USD	USD		USD
Revenues
Sales	-	5,401,953	571,557	-	(267,155)	5,706,355
	-	5,401,953	571,557	-	(267,155)	5,706,355

Production and operating expenses	(10,550)	(4,185,748)	(360,026)	(74,728)	267,155	(4,363,897)
Other income	-	(513,760)	(360)	(205,158)		(719,278)
Income tax expense	-	(222,902)	(60,269)	-	-	(283,171)
Minority interest	-	-	-	-	(17,528)	(17,258)
Net income	(10,550)	479,543	150,902	(279,886)	(17,528)	322,481

5

Cash

	As of September 30, 2006	As of December 31, 2005
	USD	USD

Cash held in bank - KZT	268,423	2,575,429
Cash held in bank - other currencies	7,135	6,362
Petty cash	7,824	43,970

	283,382	2,625,761

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Accounts receivable, net

	As of September 30, 2006	As of December 31, 2005
	USD	USD

Trade receivables	4,502,020	550,387
Financial aid to related parties	521,656	399,941
Advances paid	426,987	551,553
Taxes prepaid	123,816	95,759
Receivables from employees	212,413	21,425
Loan receivable from employee	87,447	285,363
Receivables from related parties	4,330	80,526
Other receivables	91,581	108,810
	5,970,250	2,093,764

Less allowance for doubtful accounts	(119,528)	(113,672)

	5,850,722	1,980,092

The activity in the allowance for doubtful accounts is as follows:

	For nine months ended September 30, 2006	For nine months ended September 30, 2005
	USD	USD

Allowance for doubtful accounts at the beginning of the period	113,672	10,518
Additions charged to impairment loss	-	103,460
Write offs charged against the allowance	-	-
Foreign currency translation adjustment	5,856	(306)

Allowance for doubtful accounts at the end of the period	119,528	113,672

7

Inventories

	As of September 30, 2006	As of December 31, 2005
	USD	USD

Fuel	238,280	353,139
Spare parts	744,710	1,006,043
Other materials	9,528	4,510

	992,518	1,363,692

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Investments

Investments as of September 30, 2006 amounting to USD 47,162 represent shares of PGD Services, LLP (“PGD”). In accordance with the agreement, dated April 5, 2006, Dank acquired 100% of PGD’s shares from Janseitov Nurlan Sattarovich (85%), Janseitova Irina Petrovna (5%), Safronov Gennadiy Nikolayevich (5%) and Sapozhnikov Anatoliy Ivanovich (5%). In accordance with the agreement signed between Dank and Paradigm Geophysical B.V. on providing processing and analysis of seismic data services in Kazakhstan, Paradigm Geophysical B.V. has the power to govern the financial and operating policies of the PGD. Management of the Company considers that the Company does not have control but has significant influence over PGD. Therefore PGD is not consolidated in the Company’s consolidated financial statements. Investments in PGD are accounted for using equity method.

9

Oil and gas exploration assets

	As of September 30, 2006	As of December 31, 2005
	USD	USD

Oil and gas exploration assets
Evaluated	956,065	931,895
Unevaluated	2,003,871	1,953,228
Less accumulated depletion	-	-

	2,959,928	2,885,123

Property, plant and equipment

	As of September 30, 2006	As of December 31, 2005
	USD	USD

Machinery and equipment	21,406,169	16,807,805
Vehicles	1,206,828	1,039,439
Land and buildings	603	573
Other property, plant and equipment	182,445	153,334
	22,796,045	18,001,151

Less accumulated depreciation	(10,578,276)	(7,954,437)

	12,217,769	10,046,714

Total depreciation for nine months ended September 30, 2006 was USD 2,308,458, of which USD 2,281,061 (98.8%) was recorded in production expenses and USD 27,397 (1.2%) was recorded in general and administrative expenses.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Intangible assets

	As of September 30, 2006	As of December 31, 2005
	USD	USD

Program software	588,178	559,860
License	13,760	-
Other intangible assets	12,305	-
	614,243	559,860

Less accumulated amortisation	(352,067)	(270,550)

	262,176	289,310

Accounts payable and other liabilities

	As of September 30, 2006	As of December 31, 2005
	USD	USD

Trade accounts payable	2,886,642	519,126
Payables to employees	612,304	346,300
Financial aid from related parties	353,882	220,101
Advances received	679,830	1,369,731
Payable to related parties	241,903	135,492
Payables to pension fund stipulated by the law	95,594	143,082
Interest payable	421	140,667
Other payables	317,491	282,553

	5,188,067	3,157,052

Loans

	As of September 30, 2006	As of December 31, 2005
	USD	USD

Bank TuranAlem:
KZT – fixed at 16%	628,832	623,271
USD – fixed at Libor + 5.65%	5,042,943	6,551,270
	5,671,775	7,174,541
Shareholder
USD	18,107	-
	18,107	-
Shareholder
USD - fixed at 3.00%	37,325	-
	37,325	-
Other loans
USD – fixed at 12.5%	-	288,952
	-	288,952

	5,727,207	7,463,493

Short-term loans	897,413	-
Long-term loans	4,829,794	7,463,493

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Loans (continued)

On May 29, 2005 Dank received a loan from BankTuranAlem in the amount of USD 5,042,943 as per the agreement No. 2000/05/301/59 for 5 years at LIBOR +1.65% + 4% per annum. Payments under the agreement are made on semi-annual basis. The purpose of the loan is to finance the acquisition of fixed assets.

On September 14, 2006 Dank received a loan from BankTuranAlem amounting to KZT 80 million, under the agreement No. 2000/06/100/1852 for one year at 16 % annual interest. As of September 30, 2006 the amount of the loan was equal to USD 628,832. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

During April 2006, CRSI Group, Inc received a revolving loan of USD 30,000 at prime plus (8.75% as of September 30, 2006) from a company related to the principal stockholder.  The loan is due monthly until September 2006. The loan is unsecured. The loan was repaid subsequently to end of the period.

Taxes Payable

	As of September 30, 2006	As of December 31, 2005
	USD	USD

Income tax	1,414,128	686,062
Personal income tax	152,834	287,232
Social tax	67,101	65,066
Excise tax	20,567	-
VAT payable	6,850	-
Vehicle tax	6,440	4,357
Property tax	1,742	607
Other taxes	234	16,374

	1,669,896	1,059,698

Obligation for historical reimbursement

	As of September 30, 2006	As of December 31, 2005
	USD	USD

Obligation for historical reimbursement as of December 31, 2005	2,720,620	2,535,439
Accretion expense	153,854	185,181

Obligation for historical reimbursement as of September 30, 2006	2,874,474	2,720,620

On August 4, 2004 the subsurface contract # 1483 on Zhetibay Severo-Zapadnay oil and natural gas field was assigned to Kor-Tazh.  The contract was concluded for twenty years ending 2024 with five years for exploration at the date of contract commencement.

The Company through its purchase of Kor-Tazh is obliged to reimburse USD 6,363,310, which represents historical costs incurred by the Republic of Kazakhstan for the oilfield as per the terms of the subsurface contract. Settlement of the obligation for historical reimbursement should be made in line with a payment schedule agreed between Kor-Tazh and the Government.  During the year ended December 31, 2005 Kor-Tazh paid 1.5% of historical costs (USD 95,450). The remaining amount shall be paid by equal portions starting from the ending date of the exploration period.

The obligation is discounted at 7.65%, being the estimated credit-adjusted risk free discount rate.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Asset retirement obligations

	As of September 30, 2006	As of December 31, 2005
	USD	USD

Asset retirement obligation as of December 31, 2005	115,661	108,918
Accretion expense	7,066	6,743

Asset retirement obligation as of September 30, 2006	122,727	115,661

The Company has asset retirement obligations arising from the requirements of subsurface contract on Zhetibay Severo-Zapadnay field to abandon oil and natural gas wells and remove pipeline, compressor and related production facilities. The liability was initially measured at fair value USD 108,918 and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. The corresponding asset retirement costs are capitalised as part of the carrying amount of the related oil and gas exploration assets and depreciated over the asset’s useful life.

Management determined that asset retirement obligations should be recognised for future costs to abandon wells drilled at field before Kor-Tazh signed the subsurface contract, but which, in management’s opinion, were not properly abandoned.  Management believes that this obligation is likely to be settled at the end of the exploration phase.

The asset retirement obligations are discounted at 7.65%, being the estimated credit-adjusted risk free discount rate.

Stockholders’ equity

On May 10, 2006 CIOC B.V. acquired three Kazakhstan companies: Dank, CGE and Kor-Tazh. The transaction was accounted as a combination under common control recognising the assets and liabilities transferred at their carrying amounts as of December 31, 2005. The difference USD 64,699 between the carrying amount of net assets received and the consideration paid is recognised in CIOC B.V. equity as an additional paid-in capital.

On June 13, 2006 CIOC B.V. issued 718 ordinary shares each with a nominal value of EUR 100, at a premium of EUR 3,479 per share. The total value of the share issue, including premium, is equivalent to USD 3,229,947.

On August 10, 2006 CIOC B.V acquired CRSI Group, Inc. in a reverse acquisition transaction. The stockholders’ equity section of the consolidated balance sheet as of September 30, 2006 is that of the nominal acquiree CIOC B.V., not the nominal acquirer CRSI Group, Inc. Consequently, the amount shown for capital is valued in terms of the issued capital of CIOC B.V., plus the cost of the acquisition, which is equal to zero. The number of shares issued and outstanding of the nominal acquirer CRSI Group, Inc. is 62,230,000 as of September 30, 2006.

At the annual Dank participants meeting on April 2, 2006 dividends for the year ended December 31, 2005 were declared, payable to Nurlan S. Janseitov, 65% beneficial owner. Dividends payable of USD 264,110 are indicated as “Current liabilities” in consolidated balance sheet as of September 30, 2006.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

General and administrative expenses

	For the three months ended September 30, 2006	For the nine months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2005
	USD	USD	USD	USD

Salaries and wages	278,068	881,008	142,776	332,048
Professional fees	34,725	504,189	4,021	4,100
Taxes other than income taxes	297,273	409,943	27,986	79,555
Rental payments	48,835	119,466	34,770	88,746
Travelling expenses	80,099	126,310	17,783	41,196
Insurance	23,739	93,807	2,995	3,199
Transportation and communication	27,343	65,731	16,018	42,371
Banking services	24,500	58,001	2,267	5,872
Representative expenses	10,378	35,004	5,731	24,066
Depreciation and amortisation	11,762	27,397	877	1,773
Repair and maintenance	2,031	16,872	2,592	27,615
Notary services	2,088	6,031	257	1,040
Fines and penalties	252	2,395	-	2,109
Advertising	-	289	-	658
Other	38,368	110,814	28,004	79,092
Reversal of allowance for doubtful accounts	-	(97,694)	-	-

	879,461	2,359,563	286,077	733,440

Income tax

The income tax charge in the income statement comprised:

	For the three months ended September 30, 2006	For the three months ended September 30, 2005		For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
	USD	USD		USD	USD

Current tax expense	257,507	196,335		1,158,458	318,936
Deferred tax expense	25,664	272,376	-	28,029	1,053,789

	283,171	468,711		1,186,487	1,372,725

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Income tax (continued)

Relationship between tax expenses and accounting income for the three and nine months ended September 30, 2006 and 2005 is explained as follows:

	Three months ended September 30, 2006	Three months ended September 30, 2005	Nine months ended September 30, 2006	Nine months ended September 30, 2005

Income/(loss) before income taxes	$ 605,652	$ 1,377,390	3,319,105	3,870,722
Expected tax provision	(181,696)	(413,217)	(995,732)	(1,161,217)
Add tax effect of:
Permanent differences	(101,475)	(55,494)	(190,755)	(211,508)
	$ 283,171	$468,711	$ 1,186,487	$1,372,725

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	September 30, 2006	December 31, 2005

Deferred tax assets:
Allowance for bad debts	$ -	$ 18,452
Accrued vacation provision	23,393
Accrued tax liabilities	22,448
Tax losses carried forward	39,746
	85,587	18,452
Deferred tax liabilities:
Oil and gas properties	-	-
Fixed assets and intangible assets	1,261,339	1,109,977
	1,261,339	1,109,977

Net deferred tax liability	$ 1,175,752	$ 1,091,525

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	Deferred tax assets		Deferred tax liabilities
	As of September 30, 2006	As of December 31, 2005	As of September 30, 2006	As of December 31, 2005
	USD	USD	USD	USD
At the beginning of the period	18,452	-	1,109,977	39,990
Charge recognised in income	66,185	18,452	94,214	1,071,114
Foreign currency translation adjustment	950	-	57,148	(1,127)

At the end of the period	85,587	18,452	1,261,339	1,109,977

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Earnings per share

	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005	For the three months ended September 30, 2006	For the three months ended September 30, 2005
	USD	USD	USD	USD

Net profit attributable to ordinary shareholders	2,132,618	2,497,997	322,481	908,679

Weighted average number of outstanding common shares	55,537,473	54,000,000	55,537,473	54,000,000
Weighted average number of outstanding common shares after dilution	55,537,473	54,000,000	55,537,473	54,000,000

Basic and diluted earnings per share	0.04	0.04	0.01	0.02

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Segment reporting

The following table presents the Company’s segment information.  Oil field services and oil field exploration represent pro forma data, so as to reflect the business combination discussed in Note 4.

Business segments	Oil field services	Oil field exploration	Other operations	Eliminations	Consolidated
USD	For the nine months ended September 30, 2006	For the nine months ended September 30, 2006	For the nine months ended September 30, 2006	For the nine months ended September 30, 2006	For the nine months ended September 30, 2006

Revenues
Sales to third parties	16,953,258	-	-	-	16,953,258
Inter-segment sales	846,378	-	-	(846,378)	-
Total sales	17,799,636	-	-	(846,378)	16,953,258

Expenses
Production and operating expenses	(11,551,993)	-	-	840,577	(10,711,416)
General and administrative expenses	(2,185,167)	(67,111)	(204,978)	97,693	(2,359,563)
Accretion expenses	-	(160,920)	-	-	(160,920)
Interest expense	(668,255)	-	-	-	(668,255)
Foreign currency exchange gain, net	386,446	23,644	-	-	410,090
Other non-operating income, net	41,883	-	-	-	41,883
Income tax expense	(1,186,487)	-	-	-	(1,186,487)

Net income	2,636,063	(204,387)	(204,978)	91,892	2,132,618
Total assets	19,812,089	3,091,510	3,230,215	(3,618,050)	22,699,647

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Segment reporting (continued)

Business segments	Oil field services	Oil field exploration	Other operations	Eliminations
USD	For the nine months ended September 30, 2005	For the nine months ended September 30, 2005	For the nine months ended September 30, 2005	For the nine months ended September 30, 2005	For the nine months ended September 30, 2005

Revenues
Sales to third parties	14,497,256	-	-	-	14,497,256
Inter-segment sales	729,349	-	-	(729,349)	-
Total sales	15,226,605	-	-	(729,349)	14,497,256

Expenses
Production and operating expenses	(9,981,947)	-	-	729,349	(9,252,598)
General and administrative expenses	(713,470)	(19,958)	(12)	-	(733,440)
Accretion expenses	-	(145,522)	-	-	(145,522)
Interest expense	(299,762)	-	-	-	(299,762)
Foreign currency exchange gain, net	(3,980)	(74,447)	-	-	(78,427)
Other non-operating income, net	14,689	-	-	-	14,689
Income tax expense	(1,372,725)	-	-	-	(1,372,725)

Net income	2,869,410	(239,927)	(12)	-	2,497,997
Total assets	13,990,223	3,599,283	3,252,438	(3,477,868)	17,364,076

Commitments and Contingencies

Capital Commitments

Under the terms of the subsurface contract, Kor-Tazh is required to spend a total of USD 14.6 million in exploration and development activities on the oilfield during twenty years.  The failure to make these minimum capital expenditures could result in the loss of the subsoil contract.

In accordance with the subsurface contract, the Company is committed to contribute to social sphere development in the total amount of USD 844,000 for all oilfields during the twenty years.  During the period ended, September 30, 2006, the Company had not made any payments.  Management believes that the Company will meet this obligation within the exploration phase.

In accordance with the subsurface contract, the Company is committed to finance professional training in the total amount of USD 146,000 for all oilfields during the twenty years.  During the period ended September 30, 2006, the Company had not made any payments.  Management believes that the Company will meet this obligation within the exploration phase.

Insurance

The insurance industry in Kazakhstan is in a developing state and many forms of insurance protection common in other parts of the world are not yet generally available. The Company does not have full

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

coverage for its plant facilities, business interruption, or third party liability in respect of property or environmental damage arising from accidents on Company property or relating to Company operations. Until the Company obtains adequate insurance coverage, there is a risk that the loss or destruction of certain assets could have a material adverse effect on the Company’s operations and financial position.

Taxation contingencies

The taxation system in Kazakhstan is relatively new and is characterised by frequent changes in legislation, official pronouncements and court decisions, which are often unclear, contradictory and subject to varying interpretation by different tax authorities. Taxes are subject to review and investigation by a number of authorities, which have the authority to impose severe fines, penalties and interest charges. A tax year remains open for review by the tax authorities during the three subsequent calendar years; however, under certain circumstances a tax year may remain open longer.

These circumstances may create tax risks in Kazakhstan that are substantially more significant than in other countries. Management believes that it has provided adequately for tax liabilities based on its interpretations of applicable tax legislation, official pronouncements and court decisions. However, the interpretations of the relevant authorities could differ and the effect on these financial statements, if the authorities were successful in enforcing their interpretations, could be significant.

Related party transactions

Related parties transactions, as defined by SFAS 57, are those that include transactions between the following:

a)

a parent company and its subsidiaries;

b)

subsidiaries of a common parent;

c)

an enterprise and trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of the enterprise’s management;

d)

an enterprise and its principal owners, management, or members of their immediate families; and

e)

affiliates.

In considering each possible related party relationship, attention is directed to the sustenance of the relationship, and not merely the legal form. Management of the Company consider that the entities within the Company have appropriate procedures in place to identify and properly disclose transactions with related parties in this environment and has disclosed all of the relationships identified which it deemed to be significant.

Management remuneration

Key management received the following remuneration during the year, which is included in general and administrative expenses:

	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
	USD	USD	USD	USD
Salaries and bonuses	100,240	26,507	309,203	81,088
Other long-term service benefits provided	-	-	-	-
Termination benefits	-	-	-	-
	100,240	26,507	309,203	81,088

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Related party transactions (continued)

Transactions with other related parties

The Company’s other related party transactions are disclosed below.

USD	Transaction value	Transaction value	Transaction value	Transaction value
	For the three months ended September 30, 2006	For the three months ended September 30, 2005	For the nine months ended September 30, 2006	For the nine months ended September 30, 2005
Services provided:
Subsidiary
“PGD Services” LLP	-	-	235,032	-
Other related parties
“Batyr Ltd” LLP	47,993	44,158	115,889	117,999
	47,993	44,158	350,921	117,999
Property, plant and equipment disposal:
Other related parties
“Batyr Ltd” LLP	-	-	3,916	-

Financial aid received:
Shareholder
Timur Bergaliyev	-	-	107,954	-
Other related parties
Granit Rielti Investment	-	-	-	-
Transmash Service Plus	-	-	29,335	-
Transmash	-	-	-	-
	-	-	137,289	-
Financial aid paid:
Other related parties
Kazakhstan National Technical University	-	-	3,814	-
“Caspian Logging Services” LLP	298,349	-	406,202	-
“City Lux” LLP	-	-	29,294	-
“Batyr Ltd” LLP	-	-	-	-
“Caspian Real Estate” LLP	-	-	-	-
	298,349	-	439,310	-

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Related party transactions (continued)

USD	Outstanding balance	Outstanding balance
	As of September 30, 2006	As of December 31, 2005
Services provided:
Subsidiary
“PGD Services” LLP	226,534	11,864
Other related parties
“Batyr Ltd” LLP	15,369	10,694
	241,903	22,558
Property, plant and equipment disposal:
Other related parties
“Batyr Ltd” LLP	4,330	-

Financial aid received:
Shareholder
Timur Bergaliyev	103,814	-
Other related parties
Granit Rielti Investment	11,538	-
Transmash Service Plus	232,003	-
Transmash	6,527	-
	353,882	-
Financial aid paid:
Other related parties
Kazakhstan National Technical University	3,930	-
“Caspian Logging Services” LLP	393,020	-
“City Lux” LLP	30,184	-
“Batyr Ltd” LLP	94,325	-
“Caspian Real Estate” LLP	197	-
	521,656	-

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Related party transactions (continued)

Loans

USD	Amount loaned	Amount loaned	Amount loaned	Amount loaned
	For the three month ended September 30, 2006	For the three month ended September 30, 2005	For the nine month ended September 30, 2006	For the nine month ended September 30, 2005
Loans received:
Shareholder	-	-	55,432	-
	-	-	55,432	-

USD	Outstanding balance	Outstanding balance
	As of September 30, 2006	As of December 31, 2005
Loans received:
Shareholder	55,432	-
	55,432	-

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

The Company’s revenue grew by 17% to $16,953,258 in the nine months ended September 30, 2006 compared to $14,497,256 in the nine months ended September 30, 2005.  The primary reason for the improvement has been an increased demand for the Company’s services, as a result of the dramatic increase in oil prices since 2001.  In Kazakhstan, in particular, the demand for the seismic services provided by the Dank Group has grown dramatically in recent years, pushed by a number of factors:

•

A number of significant new participants in the industry have come to Kazakhstan from Russia (Lukoil, UKOS etc.), China (SINOPEC) and Europe (MOL, OMV, etc.).

•

Increased prices have led to a demand for recalculation of reserves, which often requires a new survey.

•

The Republic of Kazakhstan has increased the performance requirements for maintaining a drilling license, which is forcing some operators to speed up their development programs.

•

The recent rapid growth in the Kazakh economy has made funds available for oil exploration.

•

High wholesale prices for oil have made more difficult exploration projects economically viable, bringing to Dank requests for complex analysis and modelling such as mapping of steep fractures and calculation of reserves under cornice sediments.

Despite the increase in revenue, operating income decreased by $644,337 (15%) in the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.  The primary reasons for the decrease in operating income were:

•

Depreciation, depletion and amortisation expense increased by $1,201,062 to $2,376,759, primarily due to the purchase in 2005 of Input/Output testing equipment for $5.8 million.  The new equipment has, however, improved the overall efficiency of operations and reduced equipment rental expense.

•

Salaries and wages increased by $548,960, due to (a) expansion of the company’s operations, and (b) recent legislation in Kazakhstan that increased wage rates.  This trend was also responsible for the $330,388 increase in taxes other than income taxes, which were primarily payroll taxes.

•

Professional fees increased by $500,089, due to costs incurred in connection with the reverse merger of our Kazakhstan subsidiaries into the U.S. public company.   For future periods, professional fees should not reach the recent level, but the cost of being a public company will remain a significant part of our operating expense.

•

Increased competition has had a downward effect on contract rates.  Competitors from China, in particular, have recently entered the market with new equipment and low bids.

Interest expense increased from $299,762 in the nine months ended September 30, 2005 to $668,255 in the nine months ended September 30, 2006.  The increase is primarily attributable to the loans taken in 2005 to finance the Input/Output equipment purchase.  Interest expense will continue to grow during the next year, as the Dank Group

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

intends to finance the expansion of its inventory of equipment in order to take advantage of the increased demand for its services and remain competitive in the marketplace.

We realized a gain of $410,090 on foreign currency exchange in the nine months ended September 30, 2006, despite incurring a loss of $555,343 on foreign currency exchange in the three months ended September 30, 2006.  These gains and losses result from the fact that we are obligors on loans denominated in U.S. Dollars and from the fact that we are required to pay for our recent equipment purchase in U.S. Dollars.

Net Income fell by $365,379 (15%) from $2,497,997 in the nine months ended September 30, 2005 to $2,132,618 in the nine months ended September 30, 2006.   Given the level of expense incurred as a result of the reverse merger, the relatively small reduction in net income is indicative that the company’s efforts to operate more efficiently have been effective.  If we are able to use our new public status to finance growth, the fact that our oil service operations are achieving efficiencies bodes well for future profitability.

Our oil exploration and production subsidiary, Kor-Tazh, has not commenced development or further exploratory activities to date.  Therefore the greater portion of its expenses consisted of amortization (“accretion”) of the several obligations to the Republic of Kazakhstan that Kor-Tazh undertook in connection with its acquisition of the mineral rights to the North-West Zhetybai Field.

Liquidity and Capital Resources

The Company had a working capital deficit at September 30, 2006 of $892,864.  This represented a significant impairment from the working capital of $1,752,785 that the Company had at December 31, 2005.  The primary reason for the reduction in our working capital during 2006 was the fact that we reduced our debt by $1,400,563 while paying $1,970,960 toward the acquisition of new equipment.  These transactions eliminated the cash reserve that we had at December 31, 2005, as well as using the cash generated by our operating activities.  We opted to restructure our balance sheet in this manner in order to reduce the level of interest payments that we are making.

Our operations during the first nine months of 2006 provided us $1,643,089 in cash, primarily due to our increased revenues.  Likewise in the first nine months of 2005, we gained $2,161,814 in cash from our operations.  As long as demand for our services remains strong, and we are able to negotiate prompt payment terms with out customers, cash flow from operations should remain positive.  This will enable us to reduce our dependence on high-interest loans, as we did during the recent nine-month period.

Since 2003 the primary source of funds for the development of the Dank Group has been a credit agreement made with BankTuranAlem JSC.  On loans that were received in the local currency, Dank pays interest at a rate of 16% per annum.  However Dank has two long-term loan from BankTuranAlem in the amount of $5,042,943 that are payable in Euros.  The interest on those loans is calculated at a floating rate equal to LIBOR rate plus 5.25%.  The aggregate long-term debt owed by Dank at September 30, 2006 was $5,727,207, of which $897,413 in principal is payable within the next twelve months.

The Company’s aggregated debt service obligations at September 30, 2006 are shown in the table below.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Contractual Obligations	Total	Less Than 1 year	1 – 3 Years	4-5 Years	Over 5 years
BankTuranAlem	$ 5,671,775	$ 841,981	$ 4,309,794	$520,000
Other Debt	55,432	55,432
Total	$ 5,782,639	$ 897,413	$ 4,309,794	$520,000

In order to meet the demands of the competitive environment in Kazakhstan, the Dank Group intends to make a number of capital acquisitions during 2006.  Planned purchases and investments include:

•

Completion of the purchase by Dank of new equipment from Input/Output, Inc.  This investment of nearly $6 million will increase Dank’s depreciation expense and its interest expense.  But the new equipment will substantially improve Dank’s competitive position and the efficiency of its operations.

•

CGE plans to invest $456,000 to upgrade its topographic surveying equipment, organize a permanent geodetic crew, and increase its capacity to perform vector seismography.

It is likely that these investments will entail an increase in the company’s debt.  At the same time, however, the company intends to implement efforts to retire or refinance its existing high-interest rate debt.  No commitment has been received for replacement financing at this time.

The cash flow of the Dank and CGE at this time is more than adequate to satisfy its working capital requirements and its debt service.  The initiation of substantial operations by Kor-Tazh will require that it obtain the funds necessary to initiate development activities in the North-West Zhetybai Field.

Off-Balance Sheet Arrangements

The members of the Dank Group do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying our common stock.  If any of the risks described below actually occurs, that event could cause the trading price of our common stock to decline, and you could lose all or part of your investment.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

I.  Risks attendant to our oil services business

Cyclical declines in oil and natural gas prices may result in reduced use of our services, affecting our business, financial condition and results of operation and our ability to meet our capital expenditure obligations and financial commitments.

The oil and natural gas exploration and drilling business is highly cyclical. Generally, as oil and natural gas prices decrease, exploration and drilling activity declines as marginally profitable projects become uneconomic and are either delayed or eliminated. Declines in the number of operating drilling rigs result in reduced use of and prices for our services. Accordingly, when oil and natural gas prices are relatively low, our revenues and income will suffer. Oil and natural gas prices depend on many factors beyond our control, including the following:

•

worldwide economic conditions;

•

changes in global supply and demand for oil and natural gas;

•

the level of production of the Organization of Petroleum Exporting Countries;

•

the level of production of non-OPEC countries;

•

political conditions, including embargoes, affective oil and gas production;

•

global petroleum inventories; and

•

advances in exploration and production techniques.

Depending on the market prices of oil and natural gas, companies exploring for oil and natural gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. Our contracts are generally short-term, and oil and natural gas companies tend to respond quickly to upward or downward changes in prices. Any reduction in the demand for drilling services may materially erode both pricing and utilization rates for our services and adversely affect our financial results. As a result, we may suffer losses, be unable to make necessary capital expenditures and be unable to meet our financial obligations.

Our industry is highly competitive.

The markets in which we operate are highly competitive. Contracts are traditionally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job. The competitive environment has intensified as recent mergers among oil and natural gas companies have reduced the number of available customers. In Kazakhstan, the general upturn in economic conditions in this decade has attracted a large number of new competitors.  Some of them are equipped with state-of-the-art vehicles, drilling equipment and technology, yet bid for contracts at highly competitive prices.  Some of them are also substantially larger than we are and have resources that are significantly greater than our resources. These competitors are better able to withstand industry downturns, compete on the basis of price and acquire new equipment and technologies, all of which could affect our revenues and profitability. These competitors compete with us both for customers and for acquisitions of other businesses. This competition may cause our business to suffer. We believe that competition for contracts will continue to be intense in the foreseeable future.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Suppliers

The equipment utilized in our business is generally available new from manufacturers or at auction.  Currently, due to the high level of activity in the oilfield services industry, there is a high demand for new and used equipment.  Consequently, there is a limited amount of many types of equipment available at auction and significant backlogs on new equipment.  Our business plan contemplates that we will follow a program of acquiring capital equipment as needed to maintain our competitive position in the Kazakhstan oil industry.  We have already contracted for our immediate equipment needs.  However, the cost of acquiring new equipment to expand our business could increase as a result of the high demand for equipment in the industry.

High interest rates may have a negative effect on our operations.

The Dank Group has financed its recent growth by borrowing from a Kazakh bank.  Currently we carry over $5.7 million in debt, on most of which we pay interest at LIBOR rate plus 5.65%, and on some of which we pay interest at 16%.  This high interest rate is a function of the relative volatility of the Kazakh economy and the difficulty of obtaining investment capital in Kazakhstan.  We hope to utilize our status as a publicly-held company to attract equity financing.  To some extent, however, we may still depend on debt financing to fund our expansion.  Although we will attempt to obtain future debt financing at more reasonable rates, there is no assurance that we will be successful in doing so.  If we are unsuccessful in these efforts, the resulting interest expense will have an adverse effect on our profitability.

Currency fluctuations may adversely affect our operating results.

The Dank Group generates revenues and incurs expenses and liabilities in Tenge, the currency of the Republic of Kazakhstan.  However, as subsidiaries of Caspian International, they will report their financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  At the same time, the greater portion of our debt requires repayment in Euros.  As a result, our financial results will also be subject to the effects of exchange rate fluctuations between these two currencies.  From time to time, the government of Kazakhstan may take action to stimulate the Kazakh economy that will have the effect of reducing the value of Tenge.  In addition, international currency markets may cause significant adjustments to occur in the value of the Tenge.  Any such events that result in a devaluation of the Tenge versus the U.S. Dollar or versus the Euro will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

Our business and growth will suffer if we are unable to hire and retain key personnel that are in high demand.

Our future success depends on our ability to attract and retain highly skilled geophysicists, geologists, engineers, and technicians.  Qualified individuals are in high demand in Kazakhstan, and there are insufficient experienced personnel to fill the demand.  Therefore we may not be able to successfully attract or retain the personnel we need to succeed.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

Government regulation may hinder our ability to function efficiently.

The Republic of Kazakhstan is supportive of its oil and gas exploration industry.  Nevertheless, the government of Kazakhstan is highly bureaucratized, and the day-to-day operations of our business require frequent interaction with representatives of the Kazakh government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out our business plans can be daunting.  Significant delays can result from the need to obtain governmental approval of our activities.  These delays can have an adverse effect on the profitability of our operations.  In addition, future legislation, particularly legislation aimed at protecting the environment of Kazakhstan and legislation aimed at protecting the workers of Kazakhstan may increase the cost of our operations, which would adversely affect our profitability.

We may have difficulty establishing adequate management and financial controls in Kazakhstan.

The Republic of Kazakhstan has only recently begun to adopt the management and financial reporting concepts and practices with which investors in the United States are familiar.  We may have difficulty in hiring and retaining employees in Kazakhstan who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Capital outflow policies in Kazakhstan may hamper our ability to pay dividends to shareholders in the United States.

The Republic of Kazakhstan has adopted currency and capital transfer regulations. These regulations require that the Dank Group comply with complex regulations for the movement of capital. The current regulations require notification to the National Bank of Kazakhstan of all significant currency transactions, impose registration and licensing requirements on entities involved in currency exchange, and limit the ability of entities operating in Kazakhstan to expatriate funds.  Moreover, Kazakhstan changes its currency regulations frequently.  We may be unable to obtain all of the required conversion approvals for our operations, and Kazakh regulatory authorities may impose greater restrictions on the convertibility of the Tenge in the future. Because all of our future revenues will be in Tenge, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund business activities outside Kazakhstan.  Moreover, although we do not expect that the company will pay dividends in the foreseeable future, our ability to pay dividends to our shareholders in the future could be hampered by Kazakhstan currency regulations.

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

II.  Risks attendant to our oil exploration business

Kor-Tazh will require significant financing in order to carry out its exploration and development activities and such financing may not be available.

We anticipate that full development of Kor-Tazh’s oil field will take several years and require significant capital expenditures. If Caspian International is unable to timely obtain adequate funds to finance these activities, Kor-Tazh’s ability to develop its oil reserves may be severely limited or substantially delayed. Such limitations or delay would likely result in substantial losses being reflected in our statements of operations.

We anticipate that amounts required to fund Kor-Tazh’s activities will be funded from operating cash flows, third-party financing and from joint venture partners.  No commitments of funds have been received, however, and there can be no assurance that Kor-Tazh will have adequate funds available to finance its operations.

The operations of Kor-Tazh will require significant expenditures of capital that may not be recovered.

We require significant expenditures of capital in order to locate and acquire producing properties and to drill exploratory and exploitation wells. In conducting exploration, exploitation and development activities from a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause our exploration, exploitation, development and production activities to be unsuccessful, potentially resulting in abandoning the well. This could result in a total loss of our investment. In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

Oil and gas price fluctuations in the market may adversely affect the results of our operations.

The results of our oil exploration activities will be highly dependent upon the prices received for our oil production. Substantially all of our sales of oil will be made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our oil production will be dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Significant declines in prices for oil could have a material adverse effect on our financial condition, results of operations and quantities of reserves recoverable on an economic basis.

Reserve Estimates Depend On Many Assumptions That May Turn Out To Be Inaccurate.

Any material inaccuracies in our reserve estimates or underlying assumptions could materially affect the quantities and present values of our reserves. The process of estimating oil reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves that we have reported.  In order to prepare these estimates, we must project production rates and timing of development expenditures. We

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions relating to matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from our estimates. A significant variance could materially affect the estimated quantities and pre-tax present value of reserves shown in this report. In addition, we may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond our control.

We may encounter operating hazards that may result in substantial losses.

Kor-Tazh will be subject to operating hazards normally associated with the exploration and production of oil, including blowouts, explosions, oil spills, cratering, pollution, earthquakes, labor disruptions and fires. The occurrence of any such operating hazards could result in substantial losses to us due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. We intend to maintain insurance coverage limiting financial loss resulting from certain of these operating hazards. We may not, however, maintain full insurance coverage for all matters that may adversely affect our operations, including war, terrorism, nuclear reactions, government fines, treatment of waste, blowout expenses and business interruptions. Losses and liabilities arising from uninsured or underinsured events could reduce our revenues or increase our costs. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards. We cannot predict the availability of insurance, or its availability at premium levels that justify its purchase.

ITEM 3.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2006.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Caspian International in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Caspian International is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Caspian International’s system of disclosure controls and procedures was effective as of September 30, 2006 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or

Caspian International Oil Corporation

Notes to the Interim Consolidated Financial Statements

1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Caspian International’s third fiscal quarter that has materially affected or is reasonably likely to materially affect Caspian International’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.  Legal Proceedings

The company did not have any significant legal proceedings during nine months ended September 30, 2006.

Item 2.  Changes in Securities and Small Business Issuer Purchase of Equity Securities

(c) Unregistered sales of equity securities

On August 10, 2006, Caspian International Oil Corporation issued 54,000,000 shares of common stock in exchange for beneficial ownership of the capital stock of Caspian International Oil Corporation (CIOC) B.V.  The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering, the purchasers had access to detailed information about the Company derived from their investigation in connection with the share exchange, and the purchasers were acquiring the shares for their own accounts.  There were no underwriters.

 (e) Purchases of equity securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the 3rd quarter of 2006.

Item 6.

Exhibits

      31.1

Rule 13a-14(a) Certification – CEO

      31.2

Rule 13a-14(a) Certification – CFO

      32.1     Rule 13a-14(b) Certification - CEO

      32.2     Rule 13a-14(b) Certification - CFO

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

CASPIAN INTERNATIONAL OIL CORPORATION

Date: December 1, 2006

By: /s/ Nurlan Janseitov

     Nurlan Janseitov, Chief Executive Officer

By: /s/ Askar Abusheminov

      Askar Abusheminov, Chief Financial Officer

38