Form 10KSB
period 2006-12-31
CASPIAN INTERNATIONAL OIL CORP
filed 2007-04-18
CIK 816958

  UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2006

                Or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-52485

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

Common Stock, $.001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes |  |   No |X|

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

The issuer’s revenues for its most recent fiscal year were $21,434,618.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2007 was $13,527,370

The number of shares outstanding of the issuer’s common stock, as of April 13, 2007 was 62,430,028.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes |  | No |X|

PART I

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain forward-looking statements regarding Caspian International Oil Corporation, its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  Among the more significant factors are:

➢

We currently lack sufficient capital resources to fully implement our business plan.  If we are unable to obtain the necessary capital, our growth will be limited.

➢

The success of our oil field services business will depend on our ability to overcome strong competition, much of which is better funded than we are.

➢

The success of our exploration business will depend on factors over which management will have little control, including the results of exploration, world oil prices, and policies of the government of Kazakhstan.

Because these and other risks may cause Caspian International’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.  Readers should also take note that Caspian International will not necessarily make any public announcement of changes affecting these forward-looking statements, which should be considered accurate on this date only.

ITEM 1.

DESCRIPTION OF BUSINESS

Caspian International Oil Corporation

On August 10, 2006 Caspian International Oil Corporation acquired all of the beneficial interest in the registered capital stock of Caspian International Oil Corporation (CIOC) B.V., a corporation organized under the laws of The Kingdom of the Netherlands (“CIOC”).  CIOC is a holding company that owns 95% of the equity in each of two limited liability partnerships organized under the laws of the Republic of Kazakhstan:  SIF Dank, LLP (“Dank”) and Kor-Tazh, LLP (Kor-Tazh”).  Dank is engaged in the business of providing oil field services such as 2D and 3D seismic acquisitions, data processing and interpretation, reservoir modelling and topography to the oil exploration industry in Kazakhstan.  Kor-Tazh operates an oil field in western Kazakhstan, which Kor-Tazh’s independent petroleum engineers estimate to hold proved undeveloped reserves of oil totaling 2,161,104 barrels.

The outstanding shares of CIOC are registered in the name of Noble Corporate Services (BVI) Limited, a company organized under the laws of the British Virgin Islands.  Noble Corporate Services holds the shares in trust for Nurlan Janseitov and Timur Bergaliyev, who are members of management of Caspian International Oil Corporation.  Messrs. Janseitov and Bergalieyev have assigned their interests to Caspian International Oil Corporation.  Counsel for Caspian International is currently engaged in effecting the transfer of title to the equity in CIOC to Caspian International Oil Corporation.

Oil Field Services

SIF (“Scientific Industrial Firm”) Dank, LLP was organized by Nurlan Janseitov in 1995. Since that time Dank has preformed oil field services such as seismic surveys and vertical seismic profiling of wells, as well as other scientific and technical services for the oil and gas industry..

The technical staff employed by Dank has been recruited from the former Kazakhstan Ministry of Geology and Mineralogy, as well as from oil service companies operating internationally (Vietnam, Yemen, Ethiopia, Afghanistan and Mongolia.)  Their services are sought by a substantial segment of the participants in the Kazakhstan oil industry, including both Kazakh operators and oil field operators from the U.S., Denmark and Romania.  Among the services provided by Dank are:

•

Two dimensional (2D) seismic surveys employing multiple analyses (seismic sounding and refraction)

•

Three dimensional (3D) field surveys

•

Upper level analysis using refraction and uphole methods

•

Multiwave vector seismology

•

Onsite and off-site data processing

•

Volume interpretation

•

Structural modelling

•

Topographical surveys

•

Geodetic monitoring of oil and gas fields

The association of PGD Services with Dank enables Dank to provide useful information to its clients efficiently.  The FOCUS system developed by PGD Services combines more than 450 processing programs with a database that encompasses all of the oil producing regions of Kazakhstan, including the Precaspian and Turgay depressions.  The FOCUS system is capable of modelling huge volumes of seismic data promptly and accurately.  In addition, PDG Services has a working relationship with the Moscow Processing Centre that will provide support and expertise on the occasions when unique data issues emerge.

The interpretive services provided by Dank offer clients a fully integrated set of analytic tools that enable clients to determine the quantity, quality and location of reserves at a far earlier stage in well development than was traditionally possible.  For each informational objective presented by a client, Dank has a specific analytic tool:

•

The VoxelGeo system provides a volume-based visualization that enables the user to identify horizons and faults at an early stage of the well development.

•

The SolidGeo system provides 3D geological models of solids in real-time to enable the user to more promptly develop construct an overall topology.

•

The GeoSec system applies principles of structural geology, including paleo-reconstructions, structural balancing and modelling of geological processes, to test the morphology of the developing model and provide predictions of interstitial porosity.

•

Reservoir evaluation is carried out through a combination of analytic tools, including interactive AVO analysis and seismic inversion through acoustic modelling.

In 2005 and 2006 Dank purchased a total of $6.1 million in advanced equipment manufactured by Input/Output, Inc. of Stafford Texas. This equipment has enabled   Dank to provide services not previously available from any geophysical company operating in Kazakhstan and to carry out seismic vector analysis at an advanced level for the first time in Kazakhstan.

Ultimately it is the quality of Dank’s services that sets Dank apart from its competition in Kazakhstan.  In 2001, in Geneva, Dank was awarded the “Golden Star” by the International Committee of Quality of the Business Initiative Direction, S.A. (Madrid, Spain) in recognition of the quality of Dank’s performance.  In 2005 Dank’s management team was awarded the Certification of Compliance with ISO-9001, indicating achievement of the highest international standards for management. Recently, Dank was among the honorees for the “Leaders of National Economics Top 100” for 2006 in Moscow.  Those honored are selected by  the International Business Council , Global Resources Management Association(Switzerland), Russia’s Ministry of Economic Development,the Russian Trade Federation and others.

Market and Competition

The dramatic increase in oil prices since 2001 has led to a sharp increase in oil exploration activities.  In Kazakhstan, in particular, the demand for the seismic services provided by  Dank has grown dramatically in recent years, pushed by a number of factors:

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

•

High wholesale prices for oil have made more difficult exploration projects economically viable, bringing to Dank requests for complex analysis and modeling such as mapping of steep fractures and calculation of reserves under cornice sediments.

The customers of Dank include many of the participants in the Kazakhstan oil industry, both Kazakh and foreign.  In 2006, three customers were each the source of over 10% of Dank’s revenue:  Samek International (41%), Alga Caspi Gas (20%) and South Oil (15%).   In 2005 two customers were each the source of over 10% of Dank’s revenue:  Sagiz Petroleum Company LLP (27%) and Caspian Gas LLP (23%).

 Dank competes with a number of seismic survey providers, both domestic Kazakh and foreign.  The largest competitor, JSC KazakhstanCaspiyShelf, dominates the market for seismic surveys on the Caspian Sea due to its advanced aquatic equipment, but often co-ventures with Dank or others on land-based projects for which it has older equipment.  New competitors from China and Russia are capturing market share from American and Kazakh companies, again due to the new equipment they bring.  So the primary factor in competitive success is the quality and quantity of the equipment a provider can offer.  For this reason Dank is engaged in an ongoing program of equipment upgrades, initiated by its $5.8 million purchase from Input/Output, Inc. in 2005.

In addition to equipment upgrades, Dank’s competitive strategy includes:

•

Continual development and implementation of new technologies.  For example, Dank’s introduction of vector seismic analysis provided it first mover position in a technology that is popular throughout the world but not previously available in Kazakhstan

•

Continual improvements in fieldwork organization and work efficiency, with unvarying commitment to quality and safety.  In particular Dank is developing toward the goal of providing two shift operations for basic contracts, which would reduce the turnaround time Dank can guarantee its customers.

•

Continual training of personnel, including funding of specialized training in geophysical institutes

•

Continual development of strategic alliances with participants in the oil service industry, particularly those relationships that will enable Dank to bid for projects that are beyond its capacity acting alone.

Dank is currently engaged in three ongoing projects, one scheduled for completion this month one in June and one by July.

•

3D survey on  exploratory block Kokmay in the Atyrau region under contract with Kokmay LLP (contract price $2,100,000);

•

2D and 3D survey on exploratory block E in the Atyrau region  under a separate contract with Samek International (contract price of $1,481,481);

•

2D survey on the exploratory block Ustyurtin in Uzbekistan under a contract with Samek International ($2,080,000 contract price)

Environmental Regulation

The Republic of Kazakhstan has in recent years significantly increased its regulatory efforts to protect the environment from damage resulting from drilling activities.  The increased regulation has led to increased expenses for participants in the industry.  Since 2005, however, Dank has successfully required in its customer contracts that the customers reimburse Dank for expenses it incurs in complying with environmental regulations, including liability for damage to agricultural lands and pollution.

Insurance

 Dank maintains full indemnification insurance against liability for injury to employees, third parties and property, as well as insurance for damage to vehicles and equipment in transit or on the worksite.  During 2006 the total of the premiums paid by Dank for insurance was $275,871.

             The corporate office of CIOC, headquartered in Houston, Texas maintains general liability insurance, property insurance, and workers compensation insurance as specified in the terms of its building lease agreement.  CIOC also maintains Directors and Officers liability insurance. Insurance premiums paid by CIOC for the period August 10, 2006 to December 31, 2006 were $18,027.

Personnel

CIOC has four employees in its corporate headquarters.   The number of employees in its subsidiaries is as follows:

Company	Employees	Categories
Dank	656	Administration – 54 Engineering and Technical – 82 Field Crew - 520
Kor-Tazh	7	Administration – 5 Engineering - 2

All employees are on a full-time basis.  None of the employees in Kazakhstan belongs to a labor or trade union.  Management believes that its relations with its employees are good.

The following employees are considered “key” to the success of the business:

Key Employee	Age	Position
Mysyr Kurmanbayev	51	President of Dank
Gennadiy Safronov	54	First Vice President of Dank
Valery Pokidov	62	Vice President – Geology of Dank
Yerden Janseitov	30	Vice President – Production of Dank
Gennadiy Bannikov	53	General Director of PGD Services
Gani Belgibayev	32	Director of Procurement Department
Vladimir Karpenko	51	Director of Geodesy and Topography Department
Kazbek Zhakslykov	65	Director of Production Department
Alexander Parafenovich	54	Director of Geophysics and Contract Formulation Department

Mysyr Kurmanbayev has served as President of Dank since 2005.  From 2000 until 2005, Mr. Kurmanbayev was Dank’s Vice President for Field Operations.  Mr. Kurmanbayev graduated from the Kazakh Polytechnic Institute in 1977 with a degree in Mining Engineering.  Dank has an employment agreement with Mr. Kurmanbayev that terminates in 2009.

Gennadiy Safronov  has been employed by Dank since 1995.  Mr. Safronov is a graduate of the Kazakh National Agricultural Institute, with a degree in Mechanical Engineering.  Dank has an employment agreement with Mr. Safronov that terminates in 2009.

Valery Pokidov has been employed by Dank as Vice President for Geology and Geophysics since 1999.  Mr. Pokidov graduated from the Kazakh Polytechnic Institute with a degree in Mining Engineering, and was awarded a Ph.D. in Geology and Mineralogy by the Institute of Geological Science of the Kazakhstan Academy of Science.  Dank has an employment agreement with Mr. Pokidov that terminates in 2009.

Yerden Janseitov has been employed by Dank or PGD Services since 2001.  He is currently responsible for managing Dank’s production cycle.  From 2004 until this year, Mr. Janseitov was Chief Geophysicist for PGD Services.  In 1998 Mr. Janseitov received a degree in heat and power engineering from the Almaty Institute of Power Engineering and Communication.  In 2000 he received a degree from the Geotechnological University with a specialization in mining engineering and geophysics.  Dank has an employment agreement with Mr. Janseitov that terminates in 2009.  Mr. Janseitov is the nephew of Nurlan Janseitov, our Chairman.

Gennadiy Bannikov has been employed by Dank since 2002, and was appointed General Director of PGD Services when Dank spun off its data processing operations into PGD Services in 2004.  Prior to joining Dank, Mr. Bannikov was employed as Processing Manager by PGS-GIS, a competitor of Dank.  Mr. Bannikov is a graduate of the Moscow National University, and carried on postgraduate study in geophysics at the Geophysics Scientific Research Institute in Moscow.

Gani Belgibayev has been employed since May 2006 as General Director of CGE.  From 2005 until joining CGE Mr. Belgibayev was the Chief of the Administrative Department for a Kazakhstan government bureau in Astana.  From 2001 until 2005 Mr. Belgibayev was employed by Dank with responsibility for logistics support.  In 1996 Mr. Beligibayev received his degree in electrical engineering from the KI Satpaev Kazakh National Technical University.  CGE has an employment agreement with Mr. Beligibayev that terminates in 2009. With the merger of CGE into Dank in January, 2007,  Mr. Belgibayev will now provide services as a Dank employee.

Vladimir Karpenko has been employed as the Deputy General Director of CGE since 2004.  From 2001 until 2004 Mr. Karpenko was the Deputy Director of Dank with responsibilities in topography and geodesy.  Mr. Karpenko received a degree in 1980 from the Novosibirsk Instutute of Land, with a specialization in land surveying. CGE has an employment agreement with Mr. Karpenko that terminates in 2009. Mr. Karpenko will also continue to provide services as a Dank employee.

            Kazbek Zhaksylykov joined Dank in 2006 as Director of the Production Department.  From 2001 until 2006, Mr. Zhaksylykov was Field Engineer for Berlik LLP.  In 1966 he received an Engineer of Mining Degree from the Kazakh Polytechnical Institute with a major in Geophysics.

          Alexander Parfenovich has been with Dank since 2001 and has been Director of the Geophysics and Contract Formulation Department since 2003. Mr. Parfenovich graduted with distinction from the Kazakh Polytechnical Institute in 1973 with a major in Geophysics.

Oil Exploration (Kor-Tazh)

Kor-Tazh LLP was organized in 2001.  In August 2004 Kor-Tazh and the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan signed a “Contract for Hydrocarbon

Exploration and Production in the North-West Zhetybai Field of Mangistau Oblast.”  The Contract awards to Kor-Tazh the right and obligation to perform hydrocarbon exploration and production in the designated field, which measures 22 square kilometers.  The term of the Contract is 20 years, provided that Kor-Tazh is required to invest $14,600,000 in exploration and development activities in order to maintain its rights under the Contract.  The time schedule set forth in the Contract contemplates a period of preparation and exploration through 2009.  During the 1970s and 1980s, approximately nine wells were drilled in the North-West Zhetybai Field, seven of which found oil.

In April 2006 Kor-Tazh completed the preparatory work contemplated by the Contract.  It will not be able to initiate exploration until either (a) it obtains the necessary funds or (b) it contracts with a joint venture partner capable of funding the exploration.

Kor-Tazh has not yet initiated drilling activity of its own.  It is not producing any oil at this moment.  The following table summarizes the estimated value of Kor-Tazh’s proved undeveloped oil reserves. It is based on production data formulated by Kor-Tazh’s independent petroleum engineers relative to the seven shut in wells located in the North-West Zhetybai field and reflects (a) an oil  price of $43.02 per barrel in effect at December 31, 2006 and (b) a standardized measure of discounted net cash flows calculated at a 10% per annum.

  Total Proved

     Reserves

Oil/Condensate – barrels              2,161,104

Future net cash flow(FNCF)

$34,875,533

Discounted FNCF (@10%)

$17,924,588

The Contract between Kor-Tazh and the Ministry of Energy and Mineral Resources obligates Kor-Tazh to reimburse the Ministry the sum of $6,363,310 for the expenses it incurred in making the oilfield available to Kor-Tazh.  In addition, Kor-Tazh is obligated to contribute $844,000 to a social welfare fund maintained by the Republic of Kazakhstan.  These obligations must be satisfied over the twenty year life of the Contract.  Discounted to present cash value at a discount rate of 7.65%, the obligations represent a burden on the drilling program of $2,927,930.

Kor-Tazh intends to commence exploratory activities in the North-West Zhetybai Field as soon as the necessary funds can be secured.  Subject to the availability of funds, the projected work program for 2007 calls for acquiring an additional 3-D seismic survey (which will be performed by Dank), and entering three existing wells. The Company is evaluating an alternative work program which would involve drilling a new well.

ITEM 2.

DESCRIPTION OF PROPERTY

The executive officers of Caspian International Oil Corporation are located at 1800 West Loop South, Suite 850, Houston TX.  The terms of our lease for those premises are a three year term commencing on November 1, 2006 with a monthly base rent of $5,182. After the initial year the monthly rent is subject to an annual upward adjustment based on our prorata share of certain increased operating costs incurred by the landord.

The offices of Dank are located at 211 Mukanova Street in Almaty, Kazakhstan.  The office is leased on a month-to-month basis from BATYR Ltd, LLP.  The current monthly rental is $10,052. .

The offices of Kor-Tazh are located at 311 Dostyk Avenue, Almaty, Kazakhstan.  Timur Bergaliyev, a member of the Board of Directors of CIOC provides the premises to Kor-Tazh on an at-will basis free-of-charge.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during the fourth quarter of 2006.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the Pink Sheets under the trading symbol “CIOC.”  The following table sets forth the bid prices quoted for our common stock on the Pink Sheets during the last two years.

Bid
Period:	High	Low

Jan. 1, 2005 - Mar. 31, 2005	$ .04	$ .01
Apr. 1, 2005 - June 30, 2005	$ 2.00	$ .04
July 1, 2005 – Sep. 30, 2005	$ 2.00	$ .75
Oct. 1, 2005 – Dec. 31, 2005	$ 1.15	$ .25

Jan. 1, 2006 - Mar. 31, 2006	$ 3.00	$ .25
Apr. 1, 2006 - June 30, 2006	$ 1.95	$ .51
July 1, 2006 – Sep. 30, 2006	$ 1.40	$ .76
Oct. 1, 2006 – Dec. 31, 2006	$ 1.28	$ .32

(b)  Holders.

Our shareholders list contains the names of 442 registered stockholders of record of the Company’s Common Stock.  Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 800.

(c)  Dividend Policy.  We have not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Recent Sales of Unregistered Securities.

During the 4th Quarter of 2006 Caspian International issued a total of 500,000 shares of common stock to four employees.   The shares were issued in compensation for their execution of employment agreements and vest after one year of service. The shares were valued at the market value of the stock on the dates of execution of the agreements.  The sales were exempt pursuant to Section 4(2) of the Act since the sales were not made in a public offering and were made to individuals who had access to detailed information about Caspian International and were acquiring the shares for their own accounts.  There were no underwriters.

(e) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2006.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS.

Results of operations

The Company’s revenue grew to $21,434,618 in the twelve months ended December 31, 2006, a 12% increase over the $19,166, 444 in the twelve months ended December 31, 2005.  The improvement is principally a reflection of the increased demand for the Company’s oilfield services resulting from the dramatic increase of energy prices since 2001. In Kazakhstan, in particular, the demand for seismic services provided by Dank has grown dramatically in recent years, due to a number of factors;

■

A number of significant new participants in the industry have come to Kazakhstan from Russia (Lukoil, UKOS etc.), China (SINOPEC) and Europe (MOL,OMV, etc.)

■

Increased oil prices have led to a demand for recalculation of reserves, which often requires a new survey.

■

The Republic of Kazakhstan has increased the performance requirements for maintaining a drilling license, which is forcing some operators to accelerate their development programs.

■

The recent rapid growth in the Kazakh economy has made funds available for oil and gas exploration.

■

Higher energy prices have made more difficult exploration projects economically viable, bringing to Dank requests for complex analysis and modeling such as mapping of steep fractures and calculation of reserves under cornice sediments.

Despite the increase in revenue, operating income decreased by $1,716,018 (32%) in the twelve months ended December 31, 2006 as compared to the twelve months ended December 31, 2005. The primary reasons for the decrease in operating income were higher depreciation expense associated with recent equipment purchases and higher general and administrative expense, including the cost of being a public company.

Depreciation and amortization increased by $1,614,140 to $2,883,505, due primarily to the purchase during 2005 and 2006 of seismic equipment from Input/Output. In 2005 $5.8 million was purchased from I/O, and in 2006 an additional $0.3 million was purchased. The new equipment has enabled the company to achieve certain operating efficiencies including reduced equipment rental expense.

General and administrative expenses for the full year 2006 increased by $2,129,725 over the full year 2005. Included in this increase was $830,519 of costs associated with the reverse merger of our Kazakhstan subsidiaries into the U.S. public company and the establishment of our corporate headquarters in Houston, Texas. The cost of being a public company will remain a significant part of our operating expense.

The general and administrative expenses of the company’s operating subsidiaries, principally Dank, increased by $1,299,206 in 2006 due principally to higher salary and wages and  the related taxes. This increase is attributable to the expansion of the company’s operations and the recent legislation in Kazakhstan that increased wage rates.

Interest expense increased by $228,028 in 2006. The increase is primarily attributable to loans taken to finance the Input/Output equipment purchase. Interest expense is anticipated to continue to increase as the company intends to finance the expansion of its inventory of equipment in order to take advantage of the increased demand for its services and remain competitive in the marketplace.

Foreign currency exchange gains for the year 2006 netted to  $226,226 and relate principally to liabilities  arising from equipment purchases which require payment in U.S. dollars.  Earlier in 2006, primarily the second quarter, there were currency exchange gains as the KZ tenge/USDollar exchange rate decreased by approximately 12%. In the last half of 2006 this trend was reversed with a 8% increase, resulting in currency exchange losses in the third and fourth quarters of 2006.

Investment income (from PGD Sevices, a Dank subsidiary ) and rent income (sub rental of equipment)  provided $833,643 of income in 2006 and are a reflection of the  increased demand for seismic services.

           Net income for the year ended December 31, 2006 was $1,990,256, down $924,528 (32%) from the $2,914,784 for the comparable period in 2005. Most of this decrease can be attributed to the expenses incurred as a result of the reverse merger. If we are able to use our new public status to finance growth, the fact that our oil service operations are providing consistent net income bodes well for future profitability.

Liquidity and Capital Resources

The company began 2006 with a cash balance of $2,625,761. Net cash provided by operating activities for the year 2006 was a positive $2,438,128.. During the year 2006, $2,980,102 was spent for the acquisition of property, plant and equipment, principally seismic equipment purchased by Dank. As part of its cash management strategy, the Company reduced its level of debt by a net amount of $2,007,440. This resulted in a cash balance at December 31, 2006 of $238,900.

The $2,438,128 of cash flow provided by operating activities  for the year 2006 is due primarily to our increased revenues.  Cash flow provided by operations for the year 2005 was$6,103,369. The lower cash flow provided by operations in 2006 is principally a reflection of higher accounts receivable balances related to the increased 2006 revenues and a reduction of accounts payable related to the acquisition of equipment in 2005.  As long as demand for services remains strong, and we are able to negotiate prompt payment terms from our customers, cash flow from operations should remain positive.

Since 2003 the primary source of funds for the development of Dank has been a credit agreement made with Bank Turan Alem JSC in Kazakhstan. On loans that were received in the local currency, Dank pays interest at a rate of 16% per annum. The purpose of these loans is to replenish working capital. In order to finance the acquisition of fixed assets, principally seismic equipment, Dank received a long term loan from BankTuranAlem in May, 2005 in the amount of $5,042,943. This loan, which is payable in Euros, has a five year term and interest is calculated at a floating rate equal to the LIBOR rate +5.65%.

The Company’s aggregated debt service obligations at December 31, 2006 are shown in the following table:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Bank TuranAlem	$4,816,406	$1,933,636	$1,277,248	$1,085,522	$520,000
Other	$ 256,460	$256,460
Total	$5,072,866	$2,190,096	$1,277,248	$1,085,522	$520,000

Interest Expense	$1,088,681	$469,796	$527,724	$76,016	$15,145

The cash flow of Dank at this time is adequate to satisfy its working capital requirements and its debt service. However the capital spending required by Dank to remain competitive and operate efficiently coupled with the funds needed by Kor-Tazh  to initiate oil development activities in the North-West Zhetybai Field will likely  result in an increase in the Company’s debt.

The Company has initiated efforts to obtain the financing needed to meet the future capital requirements of Dank and Kor-Tazh. Also, the Company intends to implement efforts to retire or refinance its existing high-interest rate debt. No commitment has been received for replacement financing at this time.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the results and related disclosures in the accompanying financial statements. Changes in these estimates and assumptions could materially affect our financial position, results of operations or cash flows. Management considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate could have a material impact on our consolidated results of operations or financial condition.

All of our other significant accounting policies are presented in the notes to the consolidated financial statements. Following is a discussion about the nature of our most critical estimates, assumptions or approach used.

Oil and natural gas reserves :  Our estimate of proved reserves is based on the quantities of oil and gas which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of recoverable reserves and future net cash flows from these reserves depend on a number of variable factors and assumptions such as future operating costs, development costs, workover costs and taxes. Any significant variance in these assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

“Ceiling” Test : We follow the full cost method to account for our oil and gas exploration and development activities. The full cost method requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes and any price hedging, using a 10% discount rate.  To the extent that our capitalized costs exceed the ceiling, the excess must be expensed. Once incurred, this impairment of oil and gas properties is not reversible. No such impairment was required for the years ended December 31, 2006 and 2005. The calculation of our proved reserves could significantly impact our ceiling limitation used in determining whether an impairment of our capitalized costs is necessary.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2006.

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

Dank has financed its recent growth by borrowing from a Kazakh bank.  Currently we carry over $5 million in debt, on most of which we pay interest at LIBOR+5.65% per annum.  This high interest rate is a function of the relative volatility of the Kazakh economy and the difficulty of obtaining investment capital in Kazakhstan.  We hope to utilize our status as a publicly-held company to attract equity financing including convertible debt.  To some extent, however, we may still depend on debt financing to fund our expansion.  Although we will attempt to obtain future debt financing at more reasonable rates, there is no assurance that we will be successful in doing so.  If we are unsuccessful in these efforts, the resulting interest expense will have an adverse effect on our profitability.

Currency fluctuations may adversely affect our operating results.

Dank generates revenues and incurs expenses and liabilities in Tenge, the currency of the Republic of Kazakhstan.  However, as subsidiaries of CIOC, they will report their financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of Kazakhstan may take action to stimulate the Kazakh economy that will have the effect of reducing the value of Tenge.  In addition, international currency markets may cause significant adjustments to occur in the value of the Tenge.  Any such events that result in a devaluation of the Tenge versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

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

The Republic of Kazakhstan has adopted currency and capital transfer regulations. These regulations require that Dank comply with complex regulations for the movement of capital. The current regulations require notification to the National Bank of Kazakhstan of all significant currency transactions, impose registration and licensing requirements on entities involved in currency exchange, and limit the ability of entities operating in Kazakhstan to expatriate funds.  Moreover, Kazakhstan changes its currency regulations frequently.  We may be unable to obtain all of the required conversion approvals for our operations, and Kazakh regulatory authorities may impose greater restrictions on the convertibility of the Tenge in the future. Because all of our future revenues will be in Tenge, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to fund business activities outside Kazakhstan.  Moreover, although we do not expect that the company will pay dividends in the foreseeable future, our ability to pay dividends to our shareholders in the future could be hampered by Kazakhstan currency regulations.

II.  Risks attendant to our oil exploration business

Kor-Tazh will require significant financing in order to carry out its exploration and development activities and such financing may not be available.

We anticipate that full development of Kor-Tazh’s oil field will take several years and require significant capital expenditures. If CIOC is unable to timely obtain adequate funds to finance these activities, Kor-Tazh’s ability to develop its oil reserves may be severely limited or substantially delayed. Such limitations or delay would likely result in substantial losses being reflected in our statements of operations.

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

Reserve Estimates Depend On Many Assumptions That May Turn Out To Be Inaccurate.

Any material inaccuracies in our reserve estimates or underlying assumptions could materially affect the quantities and present values of our reserves. The process of estimating oil reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Report.  In order to prepare these estimates, we must project production rates and timing of development expenditures. We must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions relating to matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

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

ITEM 7.

FINANCIAL STATEMENTS

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 8A.

CONTROLS AND PROCEDURES.

 (a)

Evaluation of disclosure controls and procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). As a start up company, the Company has insufficient personnel resources within its reporting functions, which constitutes a material weakness in internal controls over financial reporting.  As a result, management concluded its controls and procedures were not effective at the Evaluation Date.  The Company is reviewing ways to improve the effectiveness, including the addition of an audit committee financial expert.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The officers and directors of the Company are:

Name	Age	Position with the Company	Director Since
J.E. Knight	61	Chief Executive Officer, Director	2006
Askar Abusheminov	34	Chief Financial Officer	2006
Nurlan Janseitov	55	Chairman of the Board, CEO of Dank, LLP	2006
Timur Bergaliyev	35	Executive Vice President, Director, CEO of Kor-Tazh, LLP	2006
Jeremy P. Feakins	52	Director	2005

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

J.E. Knight became the Company’s Chief Executive Officer and a member of its Board of Directors in December 2006.  From 2005 until 2006 Mr. Knight was employed as President and Chief Executive Officer of CGC, which is engaged in exploration and production.  During his tenure, CGC contracted with Dank, a subsidiary of Caspian International, to perform a 3-d seismic survey under a contract valued at approximately $5 million.  From 2001 until 2005 Mr. Knight was employed as President and Chief Executive Officer of AIPC, which was engaged in exploration and production as well as refining.  In 2004 AIPC filed for protection under the Federal Bankruptcy

Code.  Mr. Knight was awarded an MBA degree by the University of Houston in 1988, and a B.S. in Mechanical Engineering from the University of Kentucky in 1968.

Askar Abusheminov.

On October 12, 2006, the Board of Directors appointed Askar Abusheminov to serve as Acting Chief Financial Officer.  Mr. Abusheminov has previously been employed from 1996 to 2000 as an Analyst for ABN-AMRO Bank. In 2001/2002 he was employed as Finance Manager for Kazakh Cooper Corporation and Apro Limited, a London based joint venture of Samsung.  Mr. Abusheminov holds a Master of Science in Business Administration from San Diego State University which he obtained in 2005.

Nurlan Janseitov became Chairman of Caspian International in August 2006, when it acquired Dank.  Mr. Janseitov founded Dank in 1995 and has held the post of Chief Executive Officer since 2004.  Since 2004 Professor Janseitov has also been a member of the faculty of KI Satpaev Kazakh National Technical University, where he lectures in the geophysics of the oil industry.  Professor Janseitov has published more than 20 papers in academic and professional journals on subjects in geophysics, and lectures internationally.  During the Soviet period in Kazakhstan, Professor Janseitov was employed in senior management of several major geophysical companies and was also given control of the geophysical service division of the Kazakhstan national oil company.  Professor Janseitov has been elected to be a full member of the International Academy of Information.  He is a graduate of KI Satpaev Kazakh National Technical University.

Timur Bergaliyev became an officer and director of Caspian International in August 2006, when it acquired Kor-Tazh.  Since 2004 Mr. Bergaliyev has been employed as the General Director of Kor-Tazh.  From 2002 to 2004 Mr. Bergaliyev was the manager of NBK LLP, which developed the Novobogat West oilfield, and was also the manager of FIAL LLP, which developed the East Mortuk oilfield, both in Kazakhstan.  From 1998 to 2000 Mr. Bergaliyev was the Chairman of the Board of JSC Shimkentshina, the largest manufacturer of tires in Kazakhstan.  From 1995 to 1996 Mr. Bergaliyev was Assistant to the First Deputy of the Kazakhstan Ministry of Industry and Trade.  In 1998 Mr. Bergaliyev completed the course of study in finance and credit at the Kazakh National Management Academy.  In 2003, he defended his thesis on “Logistical Problems of Oil and Gas Complex in the Republic of Kazakhstan.”  And in 2006 Mr. Bergaliyev was awarded a degree in “Oilfield Development” by KI Satpaev Kazakh National Technical University.

Jeremy P. Feakins served as Chairman and CEO of Caspian International from 2004 until the reverse merger in August 2006.  During his tenure, the Company was involved in implementing an international nurse recruitment business.  Mr. Feakins is currently employed as CEO of itLinkz Group, Inc. (Pink Sheets:  ILKZ), which is engaged in developing networking community Websites.  From 1989 until 2004, Mr. Feakins’ primary employment was as founder and Chairman of Medical Technology & Innovations, Inc., which developed and marketed the first-to-market vision screening system for young, preverbal or difficult to screen children.  From 2002 until 2004 Mr. Feakins was also employed as a Managing Member of Steridyne Industries, LLC., an importer of medical devices.  Steridyne filed for a Chapter 7 liquidation in bankruptcy in December 2004 after Hurricanes Francis and Charley damaged Steridyne’s warehouse in Florida and destroyed its inventory.  Since 1995, Mr. Feakins has also served as Chairman of International Investment Partners, Ltd. (Dublin, Ireland), a venture capital and management consulting firm.  Mr. Feakins received a Diploma in Accounting from the Royal Navy Secretarial and Accounting College.

Audit Committee; Compensation Committee

The Board of Directors has not appointed an Audit Committee or a Compensation Committee, due to the relatively small size of the Board and the lack of independent directors.  There is currently no member of the Board who meets the qualifications of an audit committee financial expert, because the Company has only been involved in its current business since August 2006.  The Board intends to recruit an audit committee financial expert during 2007.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers.  The Board of Directors has not adopted a written code of ethics because there are so few members of management.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2006.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Caspian International Oil Corporation and its subsidiaries to J.E. Knight, who has been its Chief Executive Officer since December 5, 2006, to Nurlan Janseitov, who was its Chief Executive Officer from August 10, 2006 to December 5, 2006, and to Jeremy Feakins, who was its Chief Executive Officer until and to for services rendered in all capacities to the Company during the years ended December 31, 2006, 2005 and 2004.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2006 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
J.E. Knight	2006	$ 20,833		(1)	(1)

Nurlan Jenseitov	2006	$351,499
	2005	$221,410
	2004	$196,074

Jeremy Feakins	2006	$ 0
	2005	$ 0			(2)
	2004	$ 0

(1) Mr. Knight received an option award of 1,500,000 shares of the Company’s common  stock upon his becoming Chief Executive Officer. The options vest at the rate of      500,000 per year and have a ten year term.

       Mr. Knight also received an award of 400,000 restricted shares of the Company’s common stock. The shares have a vesting term of one year.

(2)  Options for 150,000 shares were issued fully vested to Mr. Feakins in 2005, prior to the adoption of FAS 123r. There was no expense to be disclosed under APB 25..

Equity Awards

The following tables set forth certain information regarding the stock options acquired by the executive officers named in the table above during the year ended December 31, 2006 and those options held by them on December 31, 2006.

Option Grants in the Last Fiscal Year

	Number of securities underlying option granted	Percent of total options granted to employees in fiscal year	Exercise Price ($ share)	Expiration Date	Potential realizable value at assumed annual rates of appreciation for option term
					5%	10%
J.E. Knight	1,500,000	80%	0.40	12/1/16	977,337	1,556,245
N. Janseitov	0	--	--	--	--	--
J. Feakins	0	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended December 31, 2006 and held by them unvested at December 31, 2006.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
J.E. Knight	400,000	$232,000
N. Janseitov	0
J. Feakins	0

Remuneration of Directors

None of the members of the Board of Directors receives remuneration for service on the Board.

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

J.E. Knight, our Chief Executive Officer

•

each of our directors; and

•

all directors and executive officers as a group.

Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
J.E. Knight 1800 West Loop South Suite 850 Houston TX 77027	1,900,000(1)	3.1%
Nurlan Janseitov 211 Mukanova St. Almaty, 050026 Kazakhstan	6,000,000	9.6%
Jeremy P. Feakins 1200 West Penn Grant Rd. Lancaster, PA 17603	1,909,000(2)	3.1%
Timur Bergaliyev 100B Furmanov St. Almaty, 050000 Kazakhstan	7,945,000(3)	12.8%
All officers and directors (5 persons)	17,854,000	28.7%
Antonina Patrusheva 10B Abaya St. #9 Almaty, Kazakhstan	7,000,000	11.3%

George Farisrusheva 33 Twin Lakes Lane Riverside, CT 06878	6,125,000 (4)	9.8%
Nadezhda Ivanova 9/1 Ufa Pobeda St. #28 Republic of Bashkorkostan Russia	5,990,000	9.6%
Gennadiy Safronov 215 Mukanova St. Almaty, 050026 Kazakhstan	5,250,000	8.4%
Anatoliy Sapozhnikov 130 Kozhamkulova St. #2 Almaty, Kazakhstan	5,149,000	8.3%
Jenward Finance Ltd. P.O. Box 3175 Tortola, BVI	3,865,000	6.2%

(1)

Includes 400,000 unvested restricted shares and unvested options to purchase 1,500,000 shares.

(2)

Includes 1,000,000 shares held by Mr. Feakins pursuant to an escrow agreement with George Faris, under which Mr. Feakins has voting and disposition control over the shares.  The shares will be transferred to Mr. Faris on August 10, 2007.

(3)

Includes 3,135,000 shares owned of record by A-Fidan, LLP.  Mr. Bergaliyev has a beneficial interest in the assets of A-Fidan, LLP.

(4)

Includes 315,000 shares owned of record by Mr. Faris’ spouse.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	1,875,000	$0.52	625,000
Total..............	1,875,000	$0.52	625,000

ITEM 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships

On February 9, 2006 Jeremy Feakins and a company owned by him entered into a Settlement and Termination Agreement with Caspian International.  The Agreement effected the termination of Mr. Feakins employment agreement with Caspian International, although Mr. Feakins agreed to continue to serve as Caspian International’s Chief Executive Officer and a member of its Board until the reverse merger with CIOC.  Mr. Feakins and his company released Caspian International from liability for $465,811.55 that he had loaned to Caspian International and $342,355.24 in accrued compensation.  Mr. Feakins also agreed to assume all of Caspian International’s liability to the other two officers of Caspian International, totaling $164,919, and those individuals agreed to release Caspian International from those liabilities.  For its part, Caspian International transferred to Mr. Feakins certain office equipment with a book value of less than $40,000, granted Mr. Feakins a perpetual exclusive (except as to Caspian International) license to use the tradenames “Care Recruitment Solutions International” and “World Nursing Corps,” and assigned to Mr. Feakins the domain name “worldnursingcorps.com” and the Website that operates under that name.

         Prior to becoming Chief Executive Officer on December 5, 2006, J.E. Knight, as an employee of Vostock Resources Ltd., provided consulting services to Caspian International. The Company has accrued $12,000 for those services.

Director Independence

None of the members of the Board of Directors is independent, as “independent” is defined in the rules of the NASDAQ National Market System.

ITEM 13.

EXHIBITS

3-a

Articles of Incorporation - filed as an exhibit to the Company’s Registration Statement on Form 8-A, filed on February 26, 2007, and incorporated herein by reference.

3-b

By-laws - filed as an exhibit to the Company’s Registration Statement on Form 8-A, filed on February 26, 2007, and incorporated herein by reference.

10-a

Employment Agreement dated December 1, 2006 with J.E. Knight - filed as an exhibit to the Company’s Current Report on Form 8-K dated December 1, 2006 and incorporated herein by reference.

10-b

Share Exchange Agreement dated February 23, 2006 among CRSI Group, Inc. and the shareholders of Scientific Industrial Firm Dank, LLC, Central Geophysical Expedition LLC, and A-Fidan, LLC. – filed as an exhibit to the Current Report on Form 8-K dated February 23, 2006 and incorporated herein by reference.

10-b(1)

Amendment No. 1 to Share Exchange Agreement dated May 9, 2006 - filed as an exhibit to the Current Report on Form 8-K dated August 10, 2006 and incorporated herein by reference.

10-b(2)

Amendment No. 2 to Share Exchange Agreement dated June 3, 2006 - filed as an exhibit to the Current Report on Form 8-K dated August 10, 2006 and incorporated herein by reference.

31.1

     Rule 13a-14(a) Certification – CEO

31.2

     Rule 13a-14(a) Certification – CFO

32

     Rule 13a-14(b) Certification

ITEM 14

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BDO Kazakhstanaudit, LLP  billed $180,000 to the Company for professional services rendered for the audit of our fiscal 2006 financial statements and review of the financial statements included in our fiscal 2006 10-QSB filings.  BDO Kazakhstanaudit, LLP  billed $184,200 to the Company for professional services rendered for the audit of our fiscal 2005 financial statements.

            For the years ended December 31,2006 and December 31, 2005, BDO Kazakhstanaudit , LLP did not bill the Company for services other than those described above.

 It is the policy of the Company’s Board of Directors that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  There were no services which required pre - approval by the Board of Directors.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Caspian International Oil Corporation

We have audited the accompanying consolidated balance sheet of Caspian International Oil Corporation as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2006 and for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted an audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caspian International Oil Corporation at December 31, 2006 and the consolidated results of its operations and its cash flow for the year ended December 31, 2006 and for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

BDO Kazakhstanaudit, LLP

April 10, 2007

Almaty, Kazakhstan

Caspian International Oil Corporation
Consolidated Balance Sheets

		As of December 31, 2006
	Note	USD

ASSETS

Current assets
Cash	5	238,900
Accounts receivable, net	6	3,965,704
Inventories	7	1,372,874

Total current assets		5,577,478

Non-current assets
Investments, equity method	8	54,638
Oil and gas exploration assets	9	3,030,362
Property, plant and equipment	10	12,001,865
Deferred income tax assets	19	60,381
Intangible assets	11	229,994
Restricted cash		400

Total non-current assets		15,378,140

TOTAL ASSETS		20,955,618

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Consolidated Balance Sheets

		As of December 31, 2006
	Note	USD

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and other liabilities	12	3,763,694
Short-term loans	13	2,190,096
Taxes payable	14	1,931,001
Dividends payable	17	455,708

Total current liabilities		8,340,499

Non-current liabilities
Long-term loans	13	2,882,770
Deferred income tax liabilities	19	1,371,062
Obligation for historical reimbursement	15	2,927,930
Asset retirement obligations	16	176,535

Total non-current liabilities		7,358,297

Total liabilities		15,698,796

Minority interest		319,166

Stockholders’ equity	17
Common stock, $ 0.001 par value – authorized 200,000,000 shares; issued and outstanding 62,230,028 shares		62,230
Additional paid-in capital		3,256,526
Accumulated other comprehensive income		142,707
Retained earnings		1,476,193

Total stockholders’ equity		4,937,656

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		20,955,618

The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Consolidated Statements of Income

		For the year ended December 31, 2006	For the year ended December 31, 2005
	Note	USD	USD

Revenues
Sales		21,434,618	19,166,444

		21,434,618	19,166,444
Expenses
Production and operating expenses		(13,509,240)	(11,679,516)
General and administrative expenses	18	(4,124,259)	(1,994,534)
Accretion expenses		(216,667)	(191,924)

Income from operating activities		3,584,452	5,300,470

Share of profits of associates		442,135
Interest expense		(896,761)	(668,733)
Foreign currency exchange gain, net		226,226	-
Rent income		391,508	-
Other non-operating income/(loss), net		(54,986)	14,345

Income before income taxes and minority interest		3,692,574	4,646,082

Income tax expense	19	(1,545,723)	(1,577,888)

Minority interest		(156,595)	(153,410)

Net income after taxes and minority interest		1,990,256	2,914,784

Basic and diluted earnings per share	20
Basic and diluted		0.03	0.05

The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Consolidated Statements of Cash Flows
	For the year ended December 31, 2006 USD	For the year ended December 31, 2005 USD
Operating activities:
Net income	1,990,256	2,914,784
Adjustments for non-cash items:
Depreciation, depletion and amortisation	2,883,505	1,269,365
Investment income	(442,135)	-
Accretion expenses	216,667	191,924
Minority interest	156,595	153,410
Loss on acquisition of subsidiary	64,388
Impairment loss on fixed assets	20,252	14,491
Gain from disposal of intangible assets	-	(1,772)
Deferred income taxes	165,696	1,044,837
Changes in assets and liabilities
Accounts receivable	(2,314,835)	(58,217)
Inventories	59,740	(1,173,794)
Accounts and taxes payable and other liabilities	(362,001)	1,748,341
Net cash provided by operating activities	2,438,128	6,103,369
Investing activities:
Acquisition of property, plant and equipment	(2,980,102)	(7,792,038)
Proceeds from disposal of property, plant and equipment	21,663	40,456
Acquisition of intangible assets	(24,964)	(297)
Proceeds from repayment of financial aid	1,160,914	10,900
Provided financial aid	(1,210,251)	(399,612)
Acquisition of oil and gas exploration assets	(78,352)	(5,000)
Acquisition of investments	(47,502)	-
Net cash used in investing activities	(3,158,594)	(8,145,591)
Financing activities:
Proceeds from financial aid	584,370	280,333
Proceeds from borrowings	2,085,062	6,121,462
Repayment of financial aid	(269,179)	(324,918)
Repayment of borrowings	(4,407,693)	(1,579,295)
Payment of obligation due Government of Kazakhstan	-	(85,905)
Partners withdrawal of share in profits	-	(23,379)
Net cash provided by/(used in) financing activities	(2,007,440)	4,388,298
Effect of exchange rates on cash	341,045	75,932
Net increase (decrease) in cash and cash equivalents	(2,386,861)	2,422,008
Cash and cash equivalents at beginning of the period	2,625,761	203,753
Cash at end of the period (Note 5)	238,900	2,625,761
Non-Cash transactions
Issue of capital	90,254	-
Acquisition of property, plant and equipment recorded as accounts payable	1,450,000	-
Supplemental information
Interest paid	896,761	668,733
Income tax paid	1,371,506	75,812
The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Consolidated Statements of Shareholders’ Equity

USD	Common stock		Additional paid-in capital	Accumulated other comprehensive income	Retained earnings	Total Stockholders’ equity
	Shares	Amount

Balance as of December 31, 2004	62,230,028	62,230	3,256,526	(60,813)	(2,802,221)	455,722
Net income	-	-	-	-	2,914,784	2,914,784
Dividends to shareholders	-	-	-	-	(27,505)	(27,505)
Foreign currency translation adjustment	-	-	-	66,630	-	66,630
Balance as of December 31, 2005	62,230,028	62,230	3,256,526	5,817	85,058	3,409,631

Net income	-	-	-	-	1,990,256	1,990,256
Dividends to shareholders	-	-	-	-	(599,121)	(599,121)
Foreign currency translation adjustment	-	-	-	136,890	-	136,890
Balance as of December 31, 2006	62,230,028	62,230	3,256,526	142,707	1,476,193	4,937,656

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

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

Care Recruitment Solutions International, Inc. (“CRSI”) was organized under the laws of the State of Florida on October 18, 2004. CRSI was a development stage enterprise that primarily provided international recruiting, placement and staffing of nurses to hospitals and other health care agencies.

World Nursing Corps, Inc. (“WNC”) is a development stage company organized under the laws of the State of Florida on June 22, 2005 as a wholly owned subsidiary of CRSI.  WNC was established to function as a resource and support organization for nurses placed by CRSI. WNC had no operating activities, assets or liabilities as of December 31, 2006.

On June 30, 2005, CRSI Group consummated an agreement with CRSI pursuant to which CRSI exchanged all of its then issued and outstanding shares of common stock for 17,995,912 (approximately 90%) of the common stock shares of CRSI Group.

On August 10, 2006 CRSI Group acquired all of the beneficial interest in the registered capital stock of Caspian International Oil Corporation (CIOC) B.V., a corporation organized under the laws of The Kingdom of the Netherlands (“CIOC”).  CIOC is a holding company that owns 95% of the equity in each of two limited liability partnerships organized under the laws of the Republic of Kazakhstan:  SIF Dank, LLP (“Dank”) and Kor-Tazh, LLP (“Kor-Tazh”).  Dank and CGE are engaged in the business of providing oil field services such as 2D and 3D seismic acquisitions, data processing and interpretation, reservoir modelling and topography to the oil exploration industry in Kazakhstan.  Kor-Tazh operates an oil field in western Kazakhstan. CIOC BV was treated s acquirer for accounting purposes. A new Board of Directors was elected that is comprised primarily of the former directors of CIOC BV. The Company’s financial statements presented as continuation of CIOC BV, and not those of CRSI, and the capital structure of the Company is now different from that appearing in the historical financial statements of CRSI due to the effect of the recapitalization.

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

rights under the contracts.

The Company’s operations are subject to country risk being the economic, political, and social risks inherent in doing business in Kazakhstan. These risks include matters arising out of the policies of the government, economic conditions, imposition of or changes to taxes and regulations, foreign exchange fluctuations and the enforceability of contract rights.

2

Basis of preparation

(a)

Statement of compliance

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

2

Basis of preparation (continued)

(d)

Functional and reporting currency (continued)

For presentation purposes, the consolidated financial statements are translated into USD using the current-rate method. Accordingly, assets and liabilities are translated at rates of exchange in effect at the consolidated balance sheet date. Capital accounts are translated at their historical exchange rates when the capital stock was issued. Retained earnings are translated at the translated amount at the end of the prior period, plus the translated amount of the net income for the period, less the translated amount of any dividends declared during the current period. Revenues and expenses are translated at average rates of exchange in effect during year 2006. Differences arising from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Exchange differences are recognised in profit or loss in the period in which they arise.

The Company has not entered into any material transactions that are denominated in hyper-inflationary currencies.

For translation purposes the Company has used the closing exchange rates of USD 1 to KZT 127.42.

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

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

Internal costs, including salaries, benefits and other salary related costs, which can be directly identified with acquisition, exploration or development activities, are capitalized while any costs related to production, general corporate overhead, or similar activities are charged to expense. Geological and geophysical costs not directly associated with a specific unevaluated property are included in the amortization base as incurred. Capitalized internal costs directly identified with the Company’s acquisition, exploration and development activities amounted to approximately $81,263 and $44,783 during the years ended December 31, 2006 and 2005, respectively.

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that a well is dry.

No ceiling write down was recorded in any of the periods presented.

The Company’s oil and natural gas properties primarily include the value of the license and other capitalized costs under this method of accounting.

(f)

Property, plant and equipment

Property, plant, and equipment are stated at cost.

Depreciation on plant and equipment is calculated on the straight-line method over the estimated useful lives of the assets. The estimated useful life of buildings is 12.5 years, while machinery and equipment is 5 to 12.5 years.

(g)

Intangible assets

Intangible assets, which are acquired by the Company and which have finite useful lives, are stated at cost less accumulated amortisation and impairment losses. Intangible assets are amortised on a straight-line basis over their estimated useful lives from the date the asset is available for use.

 (h)

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

 (i)

Restricted cash

Cash funds for which restrictions on immediate use exist are accounted for within other non-current assets.

(j)

Trade and other payables

Trade and other payables are stated at cost.

(k)

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

(l)

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are   recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

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

 (m)

Revenue recognition

Revenue for oil filed services companies is recognized when we determine that following criteria are met: (i) persuasive evidence an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonable assured. All advance client payments are classified as unearned revenues until services are provided.

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

(n)

Rental income

Rental income from rent of equipment is recognised on a straight-line basis over the term of the relevant lease.

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

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

 (s)

Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretations No.48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognised in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. The Company is required to adopt the provisions of FIN 48 in the first quarter 2007. The company is reviewing FIN 48 to determine the potential impact if any, on its Consolidated Financial Statements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2008. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure  certain  financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

(t)

Stock-Based Compensation

Prior to January 1, 2006 the Company accounted for stock based compensation using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, (APB 25).

Under the intrinsic value method, the Company recognized share-based compensation equal to the award’s intrinsic value, if any, at the time of the grant over the requisite service periods using the straight line method. During 2005, the Company granted 150,000 stock options to its President. The options were 100% vested at issuance. There was no resulting expense recorded under the   provisions of APB 25.

The following table illustrates the effect on net income and net income per share if the Company had applied the fair value recognition provisions of SFAS 123r to stock-based awards for the year ended December 31, 2005:

Year ended December 31, 2006
Net income available to common stockholders	$2,914,784
Add: total compensation expense for options under the intrinsic value method for all awards	0
Deduct: total compensation expense for options determined under fair value based methods for all awards	(56,400)
Pro forma net income available to common shareholders	$2,858,384
Basic and diluted net income per share available to common stockholders	$0.05
Pro forma basic and diluted net income per share available to common stockholders	$0.05

On January 1, 2006 the company adopted SFAS 123r which requires the measurement and recognition of compensation expense for all share based payment awards based on estimated fair values.

During December, 2006 the Company issued to four employees a total of 500,000 shares of common stock and options for 1,875,000 shares. The shares and options were issued in compensation for the execution of employment agreements. The shares vest after one year of service while the options vest over three years of service.

The fair value of employee stock options granted in 2006 was determined using the Black-Scholes method based on the following weighted average assumptions:

          Expected dividend yield                                  0.0%

          Risk-free interest rate                                      4.8%

          Expected life (years)                                       5.5

          Volatility                                                       110%

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

The fair value of stock options, $722,275, will be amortized on a straight line basis over the 36 month vesting period.

The fair value of the shares of common stock was based on the market value of the stock on the on the dates of execution of the employment agreements. The weighted average value of the shares was $0.53 per share and the fair value of $263,700 will be amortized during the 1 year vesting period.

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

The cost of the reverse acquisition is zero. The transaction resulted in a USD 64,388 loss.

5

Cash

As of December 31, 2006
USD

Cash held in bank - KZT	70,960
Cash held in bank - other currencies	116,723
Petty cash	51,217

238,900

Accounts receivable, net

As of December 31, 2006
USD

Trade receivables	2,911,818
Financial aid to related parties	437,175
Advances paid	370,954
Taxes prepaid	79,654
Receivables from employees	129,371
Loan receivable from employee	110,274
Receivables from related parties	60,643
Other receivables	16,344
4,116,233

Less allowance for doubtful accounts	(150,529)

3,965,704

The activity in the allowance for doubtful accounts is as follows:

	For year ended December 31, 2006	For year ended December 31, 2005
	USD	USD

Allowance for doubtful accounts at the beginning of the period	113,672	10,518
Additions charged to impairment loss	55,331	103,460
Write offs charged against the allowance	(23,865)	-
Foreign currency translation adjustment	5,391	(306)

Allowance for doubtful accounts at the end of the period	(150,529)	113,672

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

7

Inventories

As of December 31, 2006
USD

Fuel	143,904
Spare parts	1,206,911
Other materials	22,059

1,372,874

Investments

Investments as of December 31, 2006 amounting to USD 54,638 represent shares of PGD Services, LLP (“PGDS”). In accordance with the agreement, dated April 5, 2006, Dank acquired 100% of PGDS’s shares from Janseitov Nurlan Sattarovich (85%), Janseitova Irina Petrovna (5%), Safronov Gennadiy Nikolayevich (5%) and Sapozhnikov Anatoliy Ivanovich (5%). In accordance with the agreement signed between Dank and Paradigm Geophysical B.V. on providing processing and analysis of seismic data services in Kazakhstan, Paradigm Geophysical B.V. has the power to govern the financial and operating policies of the PGDS. Management of the Company considers that the Company does not have control but has significant influence over PGDS. Therefore PGDS is not consolidated in the Company’s consolidated financial statements. Investments in PGD are accounted for using equity method. Income of PGDS for year ended December 31, 2006 in the amount of USD 442,135 was recognised in consolidated income statement for year ended December 31, 2006 under equity method. Investment income in the amount of USD 434,519 was offset with accounts payable.

9

Oil and gas exploration assets

As of December 31, 2006
USD

Oil and gas exploration assets
Evaluated	978,807
Unevaluated	2,051,555
Less accumulated depletion	-

3,030,362

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Property, plant and equipment

As of December 31, 2006
USD

Machinery and equipment	21,533,765
Vehicles	1,281,658
Land and buildings	602
Other property, plant and equipment	182,747
22,998,772

Less accumulated depreciation	(10,996,907)

12,001,865

Total depreciation for year ended December 31, 2006 was USD 2,883,505, of which USD 2,883,505 (98.4%) was recorded in production expenses and USD 46,298 (1.6%) was recorded in general and administrative expenses.

11

Intangible assets

As of December 31, 2006
USD

Program software	602,455
License	12,284
614,739

Less accumulated amortisation	(384,745)

229,994

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Accounts payable and other liabilities

As of December 31, 2006
USD

Trade accounts payable	2,091,074
Payables to employees	617,105
Financial aid from related parties	314,913
Advances received	-
Payable to related parties	227
Payables to pension fund stipulated by the law	113,698
Interest payable	17,279
Vacation provision	77,855
Other payables	531,543

3,763,694

13

Loans

As of December 31, 2006
USD

Bank TuranAlem:
KZT – fixed at 16%	470,884
USD – fixed at Libor + 5.65%	4,345,522
4,816,406
Nurbank:
KZT – fixed at 16%	188,353
188,353
Shareholder
USD	18,107
18,107
Shareholder
USD - fixed at 6.00%	50,000
50,000
Other loans
USD – fixed at 12.5%	-
-

5,072,866

Short-term loans	2,190,096
Long-term loans	2,882,770

On May 29, 2005 Dank received a loan from BankTuranAlem in the amount of USD 5,042,943 as per the agreement No. 2000/05/301/59 for 5 years at LIBOR +1.65% + 4% per annum. Payments under the agreement are made on semi-annual basis. The purpose of the loan is to finance the acquisition of fixed assets.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Loans (continued)

On September 14, 2006 Dank received a loan from BankTuranAlem amounting to KZT 80 million, under the credit line agreement No. 2000/06/100/1852 for one year at 16 % annual interest. As of December 31, 2006 the amount of the loan was equal to USD 470,884. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

As of October 12, 2006, the Company received a loan of USD 50,000 at 6% interest rate from principal shareholder.  The loan is due within one year. The loan is unsecured.

14

Taxes Payable

As of December 31, 2006
USD

Income tax	1,345,861
Personal income tax	298,001
Social tax	126,888
VAT payable	132,159
Other taxes	28,092

1,931,001

Obligation for historical reimbursement

As of December 31, 2006
USD

Obligation for historical reimbursement as of December 31, 2005	2,720,620
Accretion expense	207,310

Obligation for historical reimbursement as of September 30, 2006	2,927,930

On August 4, 2004 the subsurface contract # 1483 on Zhetibay Severo-Zapadnay oil and natural gas field was assigned to Kor-Tazh.  The contract was concluded for twenty years ending 2024 with five years for exploration at the date of contract commencement.

The Company through its purchase of Kor-Tazh is obliged to reimburse USD 6,363,310, which represents historical costs incurred by the Republic of Kazakhstan for the oilfield as per the terms of the subsurface contract. Settlement of the obligation for historical reimbursement should be made in line with a payment schedule agreed between Kor-Tazh and the Government.  During the year ended December 31, 2005 Kor-Tazh paid 1.5% of historical costs (USD 95,450). The remaining amount shall be paid by equal portions starting from the ending date of the exploration period, therefore no payments were made in 2006.

The obligation is discounted at 7.65%, being the estimated credit-adjusted risk free discount rate.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Asset retirement obligations

As of December 31, 2006
USD

Asset retirement obligation as of December 31, 2005	115,661
Accretion expense	9,357
Reassessment	51,517

Asset retirement obligation as of December 31, 2006	176,535

The Company has asset retirement obligations arising from the requirements of subsurface contract on Zhetibay Severo-Zapadnay field to abandon oil and natural gas wells and remove pipeline, compressor and related production facilities. The liability was initially measured at fair value USD 108,918 and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. As of December 31, 2006 the asset retirement obligation was reassessed as result of technical audit performed by Company’s specialists in order to reflect fair value as of December 31, 2006. The corresponding asset retirement costs are capitalised as part of the carrying amount of the related oil and gas exploration assets and depreciated over the asset’s useful life.

Management determined that asset retirement obligations should be recognised for future costs to abandon wells drilled at field before Kor-Tazh signed the subsurface contract, but which, in management’s opinion, were not properly abandoned.  Management believes that this obligation is likely to be settled at the end of the exploration phase.

The asset retirement obligations in the amount of 216,000 USD are discounted at 7.65%, being the estimated credit-adjusted risk free discount rate.

17

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

On August 10, 2006 CIOC B.V acquired CRSI Group, Inc. (subsequently changed to CIOC) in a reverse acquisition transaction. The stockholders’ equity section of the consolidated balance sheet as of December 31, 2006 is that of the nominal acquiree CIOC B.V., not the nominal acquirer CRSI Group, Inc. (subsequently changed to CIOC). Consequently, the amount shown for capital is valued in terms of the issued capital of CIOC B.V., plus the cost of the acquisition, which is equal to zero. The number of shares issued and outstanding of the nominal acquirer CRSI Group, Inc. is 62,230,000 as of December 31, 2006.

At the annual Dank participants meeting on April 2, 2006 dividends for the year ended December 31, 2005 were declared, payable to all partners.

At the annual CGE participants meeting on April 5, 2006 dividends for the year ended December 31, 2005 were declared, payable to all partners.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Stockholders’ equity (continued)

Dividends payable of USD 455,708 are indicated as “Current liabilities” in consolidated balance sheet as of December 31, 2006.

During the 4th Quarter 2006, the Company issued common stock and stock options to four employees in compensation of their execution of employment agreements. 500,000 shares of common stock were issued and vest after one year of service. Stock options for 1,875,000 shares were issued and generally vest equally over a three year period.

The following table summarizes the company’s stock option activity:

	Options	Weighted-Average
	Outstanding	Exercise Price	Fair Value
Balance, December 31, 2005	150,000	0.55	0.38
Granted during the year	1,875,000	0.52	0.38
Balance December 31, 2006	2,025,000	0.52	0.38

Income tax

The income tax charge in the income statement comprised:

	For the year ended December 31, 2006	For the year ended December 31, 2005
	USD	USD

Current tax expense	1,380,024	533,051
Deferred tax expense	165,699	1,044,837
	1,545,723	1,577,888

Relationship between tax expenses and accounting income for the year ended December 31, 2006 and 2005 is explained as follows:

	Year ended December 31, 2006	Year ended December 31, 2005

Income/(loss) before income taxes	3,692,574	4,646,082
Expected tax provision	1,107,772	1,393,825
Add tax effect of:
Permanent differences	437,951	184,063
	1,545,723	1,577,888

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

December 31, 2006

Deferred tax assets:
Allowance for bad debts	1,842
Accrued vacation provision	7,286
Accrued tax liabilities	48,251
Tax losses carried forward	3,502
60,881
Deferred tax liabilities:
Fixed assets and intangible assets	1,371,062
1,371,062

Net deferred tax liability	1,310,181

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	Deferred Tax Assets As of December 31, 2006	Deferred Tax Liabilities As of December 31, 2006
	USD	USD
At the beginning of the period	18,452	1,109,977
Charge recognised in income	41,509	207,208
Foreign currency translation adjustment	920	53,877

At the end of the period	60,881	1,371,062

Earnings per share

	For the year ended December 31, 2006	For the year ended December 31, 2005
	USD	USD
Net profit attributable to ordinary shareholders	1,990,256	2,914,784

Weighted average number of outstanding common shares	62,230,028	62,230,028
Weighted average number of outstanding common shares after dilution	62,230,028	62,230,028

Basic and diluted earnings per share	0.03	0.05

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

20

Segment reporting

The following table presents the Company’s segment information. For management purposes, the Company is organized into two major divisions – oil field services and oil field exploration. These divisions are the basis on which the Company reports its primary segment information. Oil field services segment is represented by Dank and CGE. Oil field exploration segment is represented by Kor-Tazh.

Business segments	Oil field services	Oil field exploration	Eliminations	Consolidated
USD	For the year ended December 31, 2006	For the year ended December 31, 2006	For the year ended December 31, 2006	For the year ended December 31, 2006

Revenues
Sales to third parties	21,434,618	-	-	21,434,618
Inter-segment sales	1,121,669	-	(1,121,669)	-
Total sales	22,556,287	-	1,121,669	21,434,618

Expenses
Investment income	442,135	-	-	442,135
Production and operating expenses	(14,625,256)	-	1,116,016	(13,509,240)
General and administrative expenses	(3,115,445)	(94,553)	(914,261)	(4,124,259)
Accretion expenses	-	(216,667)	-	(216,667)
Interest expense	(891,171)	(4,840)	(750)	(896,761)
Foreign currency exchange gain, net	219,191	7,035	-	226,226
Rent income	391,508	-	-	391,508
Other non-operating income, net	9,402	-	-	9,402
Income tax expense	(1,545,723)	-	-	(1,545,723)

Net income	3,440,928	(309,025)	(1,141,647)	1,990,256
Total assets	18,756,668	3,365,996	(1,167,046)	20,955,618

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Segment reporting (continued)

Business segments	Oil field services	Oil field exploration	Eliminations	Consolidated
USD	For the year ended December 31, 2005	For the year ended December 31, 2005	For the year ended December 31, 2005	For the year ended December 31, 2005

Revenues
Sales to third parties	19,166,444	-		19,166,444
Inter-segment sales	1,023,388	-	(1,023,388)	-
Total sales	20,189,832	-	(1,023,388)	19,166,444

Expenses
Production and operating expenses	(12,702,904)	-	1,023,388	(11,679,516)
General and administrative expenses	(1,967,429)	(27,093)	(12)	(1,994,534)
Accretion expenses	-	(191,924)	-	(191,924)
Interest expense	(668,733)	-	-	(668,733)
Foreign currency exchange gain, net	-	-	-	-
Other non-operating income, net	14,345	-	-	14,345
Income tax expense	(1,577,888)	-	-	(1,577,888)

Net income	3,287,223	(219,017)	(153,422)	2,914,784
Total assets	16,305,628	2,991,385	(87,481)	19,209,532

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Commitments and Contingencies

Capital Commitments

Under the terms of the subsurface contract, Kor-Tazh is required to spend a total of USD 14.6 million in exploration and development activities on the oilfield during twenty years.  The failure to make these minimum capital expenditures could result in the loss of the subsoil contract.

In accordance with the subsurface contract, the Company is committed to contribute to social sphere development in the total amount of USD 844,000 for all oilfields during the twenty years.  During the period ended, December 31, 2006, the Company had not made any payments.  Management believes that the Company will meet this obligation within the exploration phase.

In accordance with the subsurface contract, the Company is committed to finance professional training in the total amount of USD 146,000 for all oilfields during the twenty years.  During the period ended December 31, 2006, the Company had not made any payments.  Management believes that the Company will meet this obligation within the exploration phase.

The following table lists our significant commitments at December 31, 2006, excluding current liabilities as listed on our balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment	$ 14,630,000	$ 1,463,000	$ 2,194,500	$ 1,463,000	$ 9,509,500
Historical cost Due to the Government of Kazakhstan	$ 6,267,860	-	$ 454,522	$ 909,044	$ 4,904,294
Social sphere development commitment	$ 844,000	$ 84,400	$ 126,600	$ 84,400	$ 548,600
Obligation to finance professional training	$ 131,555	$ 155	$ 21,900	$ 14,600	$ 94,900
Asset retirement obligation	$ 216,000	-	-	-	$216,000
Loans	$ 5,072,866	$ 2,190,096	$ 1,277,248	$ 1,085,522	$ 520,000
Total	$ 27,162,281	$ ,737,651	$ 4,074,770	$ 3,556,566	$15,793,294

Insurance

The insurance industry in Kazakhstan is in a developing state and many forms of insurance protection common in other parts of the world are not yet generally available. The Company does not have full coverage for its plant facilities, business interruption, or third party liability in respect of property or environmental damage arising from accidents on Company property or relating to Company operations. Until the Company obtains adequate insurance coverage, there is a risk that the loss or destruction of certain assets could have a material adverse effect on the Company’s operations and financial position.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

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

Post balance sheet events

Subsequently to December 31, 2006 the management of the Company has received official letter from Bank Turan Alem saying that according to minutes of Credit Committee the credit line limit was increased up to 17,900,000 USD.

As of March 28, 2007 the Company received irrevocable Letter of Credit for the purpose of purchase of equipment in the amount of $ 5,314,500.

As of March 28, 2007 the Company received a loan in the amount of 80,000,000 KZT, which is approximately $ 646,256, from Bank TuranAlem as a part of credit line. However, according to the separate loan agreement the loan is payable within one year. The interest rate is 14%. The purpose of the loan is to replenish working capital.

23

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Related party transactions (continued)

Management remuneration

Key management received the following remuneration during the year, which is included in general and administrative expenses:

	For the year ended December 31, 2006	For the year ended December 31, 2005
	USD	USD
Salaries and bonuses	457,521	173,341
Other long-term service benefits provided	-
Termination benefits	-
	457,521	173,341

Transactions with other related parties

The Company’s other related party transactions are disclosed below.

USD	Transaction value	Transaction value
	For the year ended December 31, 2006	For the year ended December 31, 2005
Services provided:
Other related parties
“PGD Services” LLP	65,178	-
“Kazpromgeophysics” JSC	36,279	48,965

Cost of services purchased:
Other related parties
“PGD Services” LLP	254,930	11,864
“Kazpromgeophysics” JSC	82,547	315,859

Other operations

Caspian International Oil Corporation

Notes to the Consolidated Financial Statements

“Batyr Ltd” LLP	17,175	14,168
	890,628	390,856
Property, plant and equipment disposal:
Other related parties
“Batyr Ltd” LLP	4,361	-

Financial aid received:
Shareholder
Timur Bergaliyev	107,954	-
Other related parties
Granit Rielti Investment
Transmash Service Plus	29,335	-
Transmash	-	-
“Kazpromgeophysics” JSC	269,179	-
“Batyr Ltd” LLP	9,136	82,163
	415,604	82,163

Financial aid paid:
Other related parties
Kazpromgeophysics	269,179
“Caspian Logging Services” LLP	684,823
“City Lux” LLP	67,216
“Batyr Ltd” LLP	455,229	399,941
	1,476,447	399,941

Caspian International Oil Corporation

Notes to the Consolidated Financial Statements

Related party transactions (continued)

USD	Outstanding balance
As of December 31, 2006
Services provided:
Other related parties
“PGD Services” LLP, receivable	242,635

Cost of services purchased:
“Kazpromgeophysics” JSC, payable	16,406

Other operations
“Batyr Ltd” LLP, receiveable	-

Financial aid received:
Shareholder
Timur Bergaliyev, payable	103,814
Other related parties
Granit Rielti Investment, payable	11,538
Transmash Service Plus, payable	232,003
Transmash, payable	6,527
353,882
Financial aid paid:
Other related parties
“Caspian Logging Services” LLP, receivable	392,403
“City Lux” LLP, receivable	66,951
“Batyr Ltd” LLP, receivable	6,787
“Caspian Real Estate” LLP, receivable	-
466,141

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Related party transactions (continued)

Loans

USD	Amount loaned	Amount loaned
	For the year ended December 31, 2006	For the year ended December 31, 2005
Loans received:
Shareholder, payable	68,107	-
	68,107	-

USD	Outstanding balance
As of December 31, 2006
Loans received:
Shareholder, payable	68,107
68,107

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN INTERNATIONAL OIL CORPORATION

By: /s/ J.E. Knight

      J.E. Knight, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 16, 2007 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ J.E. Knight

J.E. Knight,

Chief Executive Officer

/s/ Askar Abusheminov

Askar Abusheminov,

Chief Financial Officer

/s/ Nurlan Janseitov

Nurlan Janseitov, Director

/s/ Timur Bergaliyev

Timur Bergaliyev, Director

/s/ Jeremy Feakins

Jeremy Feakins, Director