Form 10QSB
period 2007-03-31
CASPIAN INTERNATIONAL OIL CORP
filed 2007-05-21
CIK 816958

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2007

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

May 21, 2007

Common Stock: 62,430,028 shares

Transitional Small Business Disclosure Format (check one):    Yes   [  ]    No [X]

CASPIAN INTERNATIONAL OIL CORPORATION

FORM 10-QSB

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Consolidated Balance Sheet as of March 31, 2007

2

Consolidated Statement of Income for the Three Months Ended March 31,

2007 and 2006

4

Consolidated Statements of Cash Flows for Three Months Ended March 31,

2007 and 2006

 5

Notes to Consolidated Financial Statements

 6

Item 2.  Managements’ Discussion and Analysis of Financial Condition

    and Results of Operations

29

Item 3.  Controls and Procedures

36

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

37

Item 2.  Unregistered Sales of Equity Securities

37

Item 3.

Default Upon Senior Securities

37

Item 4.  Submission of Matters to a Vote of Security Holders

37

Item 5.  Other Information

37

Item 6.  Exhibits

37

Signatures

38

Caspian International Oil Corporation
Unaudited Consolidated Balance Sheet

		As of March 31, 2007
	Note	USD

ASSETS

Current assets
Cash	5	213,114
Accounts receivable, net	6	3,164,509
Inventories	7	1,310,804
Deferred income tax assets	18	490,548

Total current assets		5,178,975

Non-current assets
Investments, equity method	8	78,214
Oil and gas exploration assets	9	3,186,071
Property, plant and equipment	10	11,970,664
Intangible assets	11	215,238
Restricted cash		412

Total non-current assets		15,450,599

TOTAL ASSETS		20,629,574

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Unaudited Consolidated Balance Sheet

		As of March 31, 2007
	Note	USD

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and other liabilities	12	4,282,840
Short-term loans	13	3,037,855
Taxes payable	14	1,365,842
Dividends payable	17	453,852

Total current liabilities		9,140,389

Non-current liabilities
Long-term loans	13	3,210,444
Deferred income tax liabilities	19	1,332,184
Obligation for historical reimbursement	15	2,982,389
Asset retirement obligations	16	179,821

Total non-current liabilities		7,704,838

Total liabilities		16,845,227

Minority interest		101,356

Stockholders’ equity	17
Common stock, $ 0.001 par value – authorized 200,000,000 shares; issued and outstanding 62,430,028 shares		62,430
Additional paid-in capital		3,540,232
Accumulated other comprehensive income		459,978
Retained earnings		(379,649)

Total stockholders’ equity		3,682,991

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		20,629,574

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Unaudited Consolidated Statements of Income

		For three months ended March 31, 2007	For three months ended March 31, 2006
	Note	USD	USD

Revenues
Sales		2,840,969	5,153,807
		2,840,969	5,153,807

Expenses
Production and operating expenses		(4,136,733)	(2,874,949)
General and administrative expenses		(1,275,426)	(427,374)
Accretion expenses		(57,742)	(52,462)

Income/(loss) from operating activities		(2,628,932)	1,799,022

Share of profits of associates		29,512	-
Interest expense		(158,756)	(236,486)
Foreign currency exchange gain/(loss), net		240,816	(248)
Rent income		93,543	-
Other non-operating income/(loss), net		143	-

Income/(loss)before income taxes and minority interest		(2,423,677)	1,562,288

Income tax benefit/(expense)	18	506,418	(485,258)

Minority interest		61,417	(53,852)

Net income/(loss) after taxes and minority interest		(1,855,842)	1,023,178

Basic and diluted earnings per share	20
Basic and diluted		(0.03)	0.02

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Unaudited Consolidated Statements of Cash Flows

	For three months ended March 31, 2007 USD	For three months ended March 31, 2006 USD
Operating activities:
Net income/(loss)	(1,855,842)	1,023,178
Adjustments for non-cash items:
Depreciation, depletion and amortization	621,286	838,619
Stock-based compensation	283,706	-
Investment income	(29,515)	-
Accretion expenses	57,742	52,462
Minority interest	(61,417)	53,852
Impairment loss on fixed assets	3,435	-
Foreign exchange difference on long-term obligations	(205,182)	-
Deferred income taxes	(506,418)	-
Changes in assets and liabilities
Accounts receivable	675,470	(2,311,166)
Inventories	100,893	76,360
Accounts and taxes payable and other liabilities	(7,060)	137,800
Net cash used in operating activities	(922,902)	(128,895)
Investing activities:
Acquisition of property, plant and equipment	(232,005)	(346,667)
Proceeds from disposal of property, plant and equipment	2,495
Acquisition of intangible assets	-	(12,184)
Proceeds from repayment of financial aid	-	412,151
Provided financial aid	(525)	(441,459)
Acquisition of oil and gas exploration assets	-	(106,951)
Net cash used in investing activities	(230,035)	(495,110)
Financing activities:
Proceeds from financial aid	136,773	28,800
Proceeds from borrowings	1,309,735	228,050
Proceeds from common stock	200	-
Repayment of financial aid	(124,099)
Repayment of borrowings	(309,030)	(789,989)
Repayment of dividends	(14,906)
Net cash provided by/(used in) financing activities	998,673	(533,139)
Effect of exchange rates on cash	128,478	(134,646)
Net increase (decrease) in cash and cash equivalents	(25,786)	(1,291,790)
Cash and cash equivalents at beginning of the period	238,900	2,625,775
Cash at end of the period (Note 5)	213,114	1,333,985
Supplemental information
Interest paid	158,756	236,486
Income tax paid	-	485,258
Oil and gas assets purchased as accounts payable	61,761	-

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

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

World Nursing Corps, Inc. (“WNC”) is a development stage company organized under the laws of the State of Florida on June 22, 2005 as a wholly owned subsidiary of CRSI.  WNC was established to function as a resource and support organization for nurses placed by CRSI. WNC had no operating activities, assets or liabilities as of March 31, 2007.

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

2

Basis of preparation

The Company’s operations are subject to country risk being the economic, political, and social risks inherent in doing business in Kazakhstan. These risks include matters arising out of the policies of the government, economic

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

conditions, imposition of or changes to taxes and regulations, foreign exchange fluctuations and the enforceability of contract rights.

 (a)

Statement of compliance

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited financial data as of and for the three months ended March 31, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the Footnotes thereto included in the Company’s annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary  to present fairly the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2007 have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

(c)

Accounting records

Two Kazakhstan subsidiaries of the Company, Dank and Kor-Tazh maintain their accounting records in accordance with the legislative requirements of the Republic of Kazakhstan. CIOC BV maintains its accounting records in accordance with the legislative requirements of the Kingdom of the Netherlands. The accompanying consolidated financial statements have been prepared from those accounting records and adjusted as necessary to comply, in all material respects, with the requirements of US GAAP.

(d)

Functional and reporting currency

The accounting records of the entities operating in Kazakhstan (Dank and Kor-Tazh), are maintained in Kazakhstan Tenge (“KZT”). The accounting records of CIOC B.V. and the Company are maintained in EUR and USD, respectively.

The Company has determined that the functional currency of Dank and Kor-Tazh is KZT and functional currency of CIOC BV is EUR in accordance with US Statement of Financial Accounting Standards ("SFAS") No. 52 Foreign Currency Translation, based on the economic substance of the underlying events and circumstances relevant to the entities within the Company.

For the purposes of presenting consolidated financial statements prepared in conformity with US GAAP, the USD is considered to be the reporting currency of the Company.For presentation purposes, the consolidated financial statements are translated into USD using the current-rate method. Accordingly,

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

assets and liabilities are translated at rates of exchange in effect at the consolidated balance sheet date. Capital accounts are translated at their historical exchange rates when the capital stock was issued. Retained earnings are translated at the translated amount at the end of the prior period, plus the translated amount of the net income for the period, less the translated amount of any dividends declared during the current period. Revenues and expenses are translated at average rates of exchange in effect during three months ended March 31, 2007. Differences arising from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Exchange differences are recognised in profit or loss in the period in which they arise.

The Company has not entered into any material transactions that are denominated in hyper-inflationary currencies.

For translation purposes the Company has used the closing exchange rates of USD 1 to KZT 123.84.

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

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

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

Internal costs, including salaries, benefits and other salary related costs, which can be directly identified with acquisition, exploration or development activities, are capitalized while any costs related to production, general corporate overhead, or similar activities are charged to expense. Geological and geophysical costs not directly associated with a specific unevaluated property are included in the amortization base as incurred. Capitalized internal costs directly identified with the Company’s acquisition, exploration and development activities amounted to approximately $61,761 and $ 6,719 during the three months ended March 31, 2007 and 2006, respectively.

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

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

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

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

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

(o)

Minority interest

Minority interest in the consolidated balance sheet reflects minority owners’ percentage share of capital in the subsidiaries of CIOC. The minority interest is calculated based on the stockholders’ equity capital of each subsidiary as determined under US GAAP.

(p)

Earnings per share

Basic and diluted earnings per share are computed by dividing net income available to common stockholders by the weighted-average number of shares of common stock outstanding during the reporting period.

(q)

Segment reporting

SFAS No. 131 ‘Disclosures about Segments of an Enterprise and Related Information’ requires that a business enterprise report financial and descriptive information about its reportable operating segments. The Company’s business activities are conducted predominantly through three major business segments: oil field services, oil field exploration and other. Oil field services are presented by 2D and 3D seismic acquisitions, data processing and interpretation, reservoir modelling and topography to the oil exploration industry in Kazakhstan. Oil field exploration is presented by operating an oil field in western Kazakhstan.

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

 (s)

Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretations No.48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognised in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. The Company adopted the provisions of FIN 48 in the first quarter 2007. There is no significant impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

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

(t)

Stock-Based Compensation

On January 1, 2006 the company adopted SFAS 123r which requires the measurement and recognition of compensation expense for all share based payment awards based on estimated fair values.

In December, 2006 the Company issued to four employees a total of 500,000 shares of common stock and options for 1,875,000 shares of common stock. The shares and options were issued in compensation for the execution of employment agreements. The shares vest after one year of service while the stock options vest over three years of service. The fair value of the shares of common stock and the stock options is being amortized on a straight line basis as compensation cost over the respective vesting periods. During the first quarter of 2007 the Company recorded $181,706 of compensation cost related to the shares and stock options. There were no other shares or options granted to employees during the first quarter, 2007.

The fair value of the employee stock options was determined using the Black –Scholes method based on the following weighted average assumptions :

          Expected dividend yield                 0.0%

          Risk free interest rate                      4.8%

          Expected life (years)                       5.5

          Volatility                                         110%

The weighted average fair value of the employee stock options was $0.38 per share. As of March 31, 2007, the remaining deferred compensation cost for the employee stock options was $540,569.

The fair value of the shares of common stock was based on the market value of the stock on the dates of execution of the employment agreements. The weighted average value of the 500,000 shares was $0.53 per share. As of March 31, 2007 the amount of deferred compensation cost for the shares was $161,700.

In February, 2007 the Company issued 200,000 shares of its common stock to a third party in exchange for  providing  the Company with corporate consulting services principally related to  investor relations. The market value of the stock was $0.51 per share and resulted in the Company recording $102,000 of expense.

Acquisition of subsidiaries

On August 10, 2006 the Company acquired all of the beneficial interest in the registered capital stock of CIOC B.V., a company organized under Dutch law in 1994. On May 10, 2006 CIOC B.V. acquired 95% of the equity in each of three limited liability partnerships organized under the laws of the Republic of Kazakhstan:  Dank and Kor-Tazh. Dank, in turn, owns 100% of the capital stock of PGD Services, LLP. CIOC B.V. acquired the companies with funds and equity interests contributed to CIOC B.V. by Nurlan Janseitov and Timur Bergaliyev.

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

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

5

Cash

As of March 31, 2007
USD

Cash held in bank - KZT	16,426
Cash held in bank - other currencies	160,969
Petty cash	35,719

213,114

Accounts receivable, net

As of March 31, 2007
USD

Trade receivables	2,009,965
Financial aid to related parties	511,586
Advances paid	429,805
Taxes prepaid	17,765
Receivables from employees	142,967
Loan receivable from employee	96,536
Other receivables	110,762
3,319,386

Less allowance for doubtful accounts	(154,877)

3,164,509

The activity in the allowance for doubtful accounts is as follows:

	For three months ended March 31, 2007	For three months ended March 31, 2006
	USD	USD

Allowance for doubtful accounts at the beginning of the period	150,529	729
Additions charged to impairment loss	-	-
Write offs charged against the allowance	-	-
Foreign currency translation adjustment	4,348	30

Allowance for doubtful accounts at the end of the period	154,877	759

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

7

Inventories

As of March 31, 2007
USD

Spare parts	1,225,202
Fuel	80,086
Other materials	5,516

1,310,804

Investments

Investments as of March 31, 2007 amounting to USD 78,214 represent shares of PGD Services, LLP (“PGDS”). In accordance with the agreement, dated April 5, 2006, Dank acquired 100% of PGDS’s shares from Janseitov Nurlan Sattarovich (85%), Janseitova Irina Petrovna (5%), Safronov Gennadiy Nikolayevich (5%) and Sapozhnikov Anatoliy Ivanovich (5%). In accordance with the agreement signed between Dank and Paradigm Geophysical B.V. on providing processing and analysis of seismic data services in Kazakhstan, Paradigm Geophysical B.V. has the power to govern the financial and operating policies of the PGDS. Management of the Company considers that the Company does not have control but has significant influence over PGDS. Therefore PGDS is not consolidated in the Company’s consolidated financial statements. Investments in PGD are accounted for using equity method. Income of PGDS for three months ended March 31, 2007 in the amount of USD 29,512 was recognised in consolidated income statement for three months ended March 31, 2007 under equity method.

Oil and gas exploration assets

As of March 31, 2007
USD

Oil and gas exploration assets
Evaluated	1,029,100
Unevaluated	2,156,971
Less accumulated depletion	-

3,186,071

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

10

Property, plant and equipment

As of March 31, 2007
USD

Machinery and equipment	22,227,294
Vehicles	1,382,560
Land and buildings	620
Other property, plant and equipment	192,178
CIP	82,554
23,885,206

Less accumulated depreciation	(11,914,542)

11,970,664

Total depreciation for three months ended March 31, 2007 was USD 599,390, of which USD 586,634 (97.9%) was recorded in production expenses and USD 12,756 (2.1%) was recorded in general and administrative expenses.

Intangible assets

As of March 31, 2007
USD
Program software	618,982
License	13,529
632,511
Less accumulated amortisation	(417,273)

215,238

12

Accounts payable and other liabilities

As of March 31, 2007
USD

Trade accounts payable	2,320,408
Payables to employees	678,478
Financial aid from related parties	593,693
Payable to related parties	58,553
Payables to pension fund stipulated by the law	123,724
Interest payable	30,174
Vacation provision	80,103
Other payables	397,707

4,282,840

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Loans

As of March 31, 2007
USD

Bank TuranAlem:
KZT – fixed from 14% to 16%	1,640,872
USD – fixed at Libor + 5.65%	4,345,522
5,986,394
Nurbank:
KZT – fixed at 16%	193,798
193,798
Shareholder
USD	18,107
18,107
Shareholder
USD - fixed at 6.00%	50,000
50,000

6,248,299

Short-term loans	3,037,855
Long-term loans	3,210,444
6,248,299

On May 29, 2005 Dank received a loan from BankTuranAlem in the amount of USD 5,042,943 as per the agreement No. 2000/05/301/59 for 5 years at LIBOR +1.65% + 4% per annum. Payments under the agreement are made on semi-annual basis. The purpose of the loan is to finance the acquisition of fixed assets.

On September 14, 2006 Dank received a loan from BankTuranAlem amounting to KZT 80 million, under the credit line agreement No. 2000/06/100/1852 for one year at 16 % annual interest. As of March 31, 2007 the amount of the loan was equal to USD 470,884. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

As of October 12, 2006, the Company received a loan of USD 50,000 at 6% interest rate from principal shareholder.  The loan is due within one year. The loan is unsecured.

On February 6, 2007 Dank received a loan from BankTuranAlem amounting to KZT 60 million, under the credit line agreement No. 2000/07/100/242 for one year at 14 % annual interest. As of March 31, 2007 the amount of the loan was equal to USD 484,496. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

On March 28, 2007 Dank received a loan from BankTuranAlem amounting to KZT 80 million, under the credit line agreement No. 2000/07/100/670 for one year at 14 % annual interest. As of March 31, 2007 the amount of the loan was equal to USD 645,995. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

On March 29, 2007 Dank received a loan from BankTuranAlem amounting to KZT 23 million, under the credit line agreement No. 2000/07/100/682 for one year at 14.5 % annual interest. As of March 31, 2007 the amount of the loan was equal to USD 185,724. Payments under the agreement are made quarterly. The purpose of the loan is to finance the acquisition of fixed assets.

As of March 28, 2007 the Company received irrevocable Letter of Credit for the purpose of purchase of equipment in the amount of USD 5,314,500.

According to amendment # 1 to the additional agreement of General Credit Line agreement # 1632 as of March 30, 2001, the credit line for Dank was increased to $ 17,900,000.

As of March 31, 2007 Kor-Tazh concluded a credit line agreement # 2000/07/27 for the amount of $5,000,000. The agreement was concluded for five years, interest rate is 14.5%, the interest is to be paid on a monthly basis.

14

Taxes Payable

As of March 31, 2007
USD
Income tax	751,946
Personal income tax	265,804
Social tax	116,448
Excise tax	34,219
VAT payable	101,245
Vehicle tax	4,066
Property tax	65,114
Other taxes	27,000

1,365,842

Obligation for historical reimbursement

As of March 31, 2007
USD

Obligation for historical reimbursement as of December 31, 2006	2,927,932
Accretion expense	54,457

Obligation for historical reimbursement as of March 31, 2007	2,982,389

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

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Settlement of the obligation for historical reimbursement should be made in line with a payment schedule agreed between Kor-Tazh and the Government. The remaining amount shall be paid by equal portions starting from the ending date of the exploration period. Therefore no payments were made during three months ended March 31, 2007. The obligation is discounted at 7.65%, being the estimated credit-adjusted risk free discount rate.

Asset retirement obligations

As of March 31, 2007
USD

Asset retirement obligation as of December 31, 2006	176,536
Accretion expense	3,285

Asset retirement obligation as of March 31, 2007	179,821

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

On August 10, 2006 CIOC B.V acquired CRSI Group, Inc. (subsequently changed to CIOC) in a reverse acquisition transaction. The stockholders’ equity section of the consolidated balance sheet as of March 31, 2007 is that of the nominal acquiree CIOC B.V., not the nominal acquirer CRSI Group, Inc. (subsequently changed to CIOC). Consequently, the amount shown for capital is valued in terms of the issued capital of CIOC B.V., plus the cost of the acquisition, which is equal to zero. The number of shares issued and outstanding of the nominal acquirer CRSI Group, Inc. is 62,430,028 as of March 31, 2007.

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

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

The following table summarizes the company’s stock option activity:

                                                                                           Weighted-

                                                                                             Average

                                                               Options             Exercise    Fair

                                                            Outstanding          Price         Value

Balance, December 31, 2006                2,025,000             0.52           0.38

          Granted during the year                            -                   -                 -

Balance, March 31, 2007                      2,025,000             0.52           0.38

Income tax

The income tax charge in the income statement comprised:

	For the three months ended March 31, 2007	For the three months ended March 31, 2006
	USD	USD
Current tax (expense)/benefit	-	(485,258)
Deferred tax (expense)/benefit	506,418	-

	506,418	(485,258)

Relationship between tax expenses and accounting income for three months ended March 31, 2007 and 2006 is explained as follows:

	Three months ended March 31, 2007	Three months ended March 31, 2006

Income/(loss) before income taxes	(2,423,677)	1,562,288
Expected tax (provision)/benefit	506,418	(468,686)
Add tax effect of:
Permanent differences	-	(16,572)
	506,418	485,258

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

As of March 31, 2007
USD
Deferred tax assets:
Allowance for bad debts	1,895
Accrued vacation provision	7,497
Accrued tax liabilities	49,646
Tax losses carried forward	431,510
490,548
Deferred tax liabilities:
Fixed assets and intangible assets	1,332,184

Net deferred tax liability	841,636

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	Deferred Tax Assets As of March 31, 2007	Deferred Tax Liabilities As of March 31, 2007
	USD	USD
At the beginning of the period	60,881	1,371,062
Benefit recognized in income	427,908	(78,510)
Foreign currency translation adjustment	1,759	39,632

At the end of the period	490,548	1,332,184

Earnings per share

	For three months ended March 31, 2007	For three months ended March 31, 2006
	USD	USD

Net profit/(loss) attributable to ordinary shareholders	(1,855,842)	1,023,178

Weighted average number of outstanding common shares	62,298,888	62,230,028
Weighted average number of outstanding common shares after dilution	62,298,888	62,230,028

Basic and diluted earnings per share	(0.03)	0.02

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company's common stock equivalents at March 31, 2007 include 1,875,000 unexercised options and 500,000 restricted shares that vest over a one year period. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

Segment reporting

The following table presents the Company’s segment information. For management purposes, the Company is organized into two major segments – oil field services and oil field exploration. These segments are the basis on which the Company reports its primary segment information. Oil field services segment is represented by Dank. Oil field exploration segment is represented by Kor-Tazh. “All other” reflects corporate overheads and is not considered as a segment under FAS 131.

Business segments	Oil field services	Oil field exploration	All other	Eliminations	Consolidated
USD	For the three months ended March 31, 2007	For the three months ended March 31, 2007	For the three months ended March 31, 2007	For the three months ended March 31, 2007	For the three months ended March 31, 2007
Revenues
Sales to third parties	2,840,969	-	-	-	2,840,969
Inter-segment sales	-	-	-	-	-
Total sales	2,840,969	-		-	2,840,969
Expenses
Investment income	29,512	-	-	-	29,512
Production and operating expenses	(4,136,733)	-	-	-	(4,136,733)
General and administrative expenses	(525,372)	(61,882)	(688,172)	-	(1,275,426)
Accretion expenses	-	(57,742)	-	-	(57,742)
Interest expense	(150,320)	(7,686)	(750)	-	(158,756)
Foreign currency exchange gain, net	160,184	80,632	-	-	240,816
Other non-operating income, net	93,683	-	-	-	93,683
Income tax (expense)/benefit	506,418	-	-	-	506,418
Net income/(loss)	(1,181,643)	(46,694)	(688,922)	61,417	(1,855,842)
Total assets	17,878,511	3,516,304	3,379,534	(4,144,775)	20,629,574

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Business segments	Oil field services	Oil field exploration	All other	Eliminations	Consolidated
USD	For the three months ended March 31, 2006	For the three months ended March 31, 2006	For the three months ended March 31, 2006	For the three months ended March 31, 2006	For the three months ended March 31, 2006
Revenues
Sales to third parties	5,153,807	-	-	-	5,153,807
Inter-segment sales	269,340	-	-	(269,340)	-
Total sales	5,423,147	-	-	(269,340)	5,153,807
Expenses
Production and operating expenses	(3,144,289)	-	-	-	(3,144,289)
General and administrative expenses	(424,787)	(2,587)	-	-	(427,374)
Accretion expenses	-	(52,462)	-	-	(52,462)
Interest expense	(236,486)	-	-	-	(236,486)
Foreign currency exchange gain, net	-	(248)	-	-	(248)
Income tax (expense)/benefit	(485,258)	-	-	-	(485,258)
Net income/(loss)	(1,132,327)	(55,297)	-	(53,852)	(1,023,178)
Total assets	17,957,331	2,916,117	3,252,533	(3,229,946)	20,896,035

Commitments and Contingencies

Capital Commitments

Under the terms of the subsurface contract, Kor-Tazh is required to spend a total of USD 14.6 million in exploration and development activities on the oilfield during twenty years.  The failure to make these minimum capital expenditures could result in the loss of the subsoil contract.

In accordance with the subsurface contract, the Company is committed to contribute to social sphere development in the total amount of USD 844,000 for all oilfields during the twenty years.  During the three months ended, March 31, 2007, the Company had not made any payments.  Management believes that the Company will meet this obligation within the exploration phase.

In accordance with the subsurface contract, the Company is committed to finance professional training in the total amount of USD 146,000 for all oilfields during the twenty years.  During three months ended March 31, 2007,

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

the Company had not made any payments.  Management believes that the Company will meet this obligation within the exploration phase.

The following table lists our significant commitments at March 31, 2007, excluding current liabilities as listed on our balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment	$ 14,630,000	$ 3,130,000	$ 7,900,000	$ 500,000	$ 3,100,000
Historical cost Due to the Government of Kazakhstan	$ 6,267,860	-	$ 417,860	$ 835,700	$ 5,014,300
Social sphere development commitment	$ 844,000	$ 94,000	$ 126,000	$ 85,000	$ 539,000
Obligation to finance professional training	$ 131,555	$ 16,555	$ 79,000	$ 5,000	$ 31,000
Asset retirement obligation	$ 216,000	-	-	-	$216,000
Loans	$ 6,248,299	$ 3,037,855	$ 1,477,845	$ 1,124,622	$ 607,977
Interest expense	$ 1,241,375	$ 709,066	$ 323,524	$ 167,021	$ 41,764
Total	$ 29,579,089	$ 6,987,476	10,324,229	$ 2,717,343	$ 9,550,041

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

Post balance sheet events

As of April 4, 2007 Kor-Tazh received first tranche of credit line in the amount of $ 385,980.

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

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

Management remuneration

Key management received the following remuneration during the year, which is included in general and administrative expenses:

	For three months ended March 31, 2007	For three months ended March 31, 2006
	USD	USD
Salaries and bonuses	175,065	172,944
Other long-term service benefits provided	-	-
Termination benefits	-	-
	175,065	172,944

The Company’s other related party transactions are disclosed below.

USD	Transaction value	Transaction value
	For three months ended March 31, 2007	For three months ended March 31, 2006
Services provided:

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Other related parties
“PGD Services” LLP	29,512	-

Cost of services purchased:
Other related parties
“PGD Services” LLP	11,991	-
Other operations
“Batyr Ltd” LLP	67,333	-
	108,836	-
Financial aid received:
Shareholder
Timur Bergaliyev	12,674	-
Other related parties
“Kazpromgeophysics” JSC	124,099	-
	136,773	-

Financial aid paid:
Other related parties
“Caspian Logging Services” LLP	32,026	-
“Batyr Ltd” LLP	-	409,060
“Kazpromgeophysics” JSC	124,099	-
	126,125	409,060

USD	Outstanding balance
As of March 31, 2007
Other operations
“Batyr Ltd” LLP, receiveable	25,048
Financial aid received:
Shareholder
Timur Bergaliyev, payable	336,799
Other related parties
Granit Rielti Investment, payable	11,854
Transmash Service Plus, payable	238,335
Transmash, payable	6,706

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

593,694
Financial aid paid:
Other related parties
“Caspian Logging Services” LLP, receivable	436,047
“City Lux” LLP, receivable	68,556
“Batyr Ltd” LLP, receivable	6,983
511,586
USD	Amount loaned
For three months ended March 31, 2007
Loans received:
Shareholder, payable	68,107
68,107

USD Outstanding balance As of March 31, 2007 Loans received: Shareholder, payable 68,107 68,107

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

A Note Regarding Forward-Looking Statements

This Report contains certain forward-looking statements regarding Caspian International Oil Corporation, its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ from the results suggested in this Report.  Among the more significant factors are:

➢

It will be necessary for us to incur substantial debt in order to fully implement our business plan.  If the results of our operations are insufficient to allow us to service our debt, the value of our business will be significantly impaired.

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

Results of Operations

The Company’s revenue for the three months ended March 31, 2007 was $2,840,969, as compared to $5,153,807 revenue for the three months ended March 31, 2006. The decrease in revenue was primarily attributable to two situations that arose in the quarter and prevented Dank, the Company’s revenue-generating subsidiary, from fully utilizing its work crews.  The primary factor was particularly harsh winter conditions experienced in Kazakhstan in early 2007 that delayed crews from getting into the field.  The second negative event occurred when a large Dank crew that had contracted to work in Uzbekistan was put on standby status while our client attempted to resolve an issue with the Uzbek government.  Dank received a standby fee from that client, but the fee did not fully offset the loss of revenue caused by the delay.  At present, Dank and the client have agreed to defer the project, and Dank has moved its crew to work on another contract. All of Dank’s survey crews are currently engaged on seismic contracts.

Demand for Dank’s seismic services continues to be strong.  Higher oil prices and the rapid growth in the Kazakh economy have led to increased exploration activity.  Dank’s contractual commitments at this point in 2007 exceed those it held in May 2006. As a result, Dank is evaluating the possibility of adding additional seismic crews for work in Kazakhstan as well as in other countries.

Because of the weather delays experienced earlier in the year and the standby status of one crew, the Company experienced a $2,628,932 loss from operations for the first three months of 2007. This compares to operating income of $1,799,022 for the comparable period in 2006. Barring any similar unforeseen events that prevent Dank from fulfilling its contracts on schedule, the Company expects to return to positive income from operations for the remainder of 2007.

General and administrative expenses for the three months ended March 31, 2007 were $1,275,426, as compared to $427,374 for the three months ended March 31, 2006. The increase in general and administrative expense is due to the recent expansion of the Company’s operations and the costs associated with being a U.S. public company, following the August 2006 reverse merger of our Kazakhstan subsidiaries. The cost of being a U.S. public company will continue to be a significant part of our general and administrative operating expense.

Included in general and administrative expense is the cost of the Company’s stock based compensation, as required by FAS 123(r), which was adopted by the Company in 2006.  In December, 2006 certain employees, in compensation for the execution of employment agreements, were issued an aggregate of 500,000 shares of common stock and 1,875,000 stock options. The shares of common stock, which are subject to a one year vesting period, have a fair value of $263,700. The stock options, which vest over three years, have an estimated fair value of $722,275. The fair value of both the shares and the options is being amortized as compensation expense on a straight line basis over the respective vesting periods.

We realized a gain of $240,816 on foreign currency exchange in the three months ended March 31, 2007, as compared to a $248 loss for the three months ended March 31, 2006. These gains and losses relate to balances which require settlement in U.S. dollars. The foreign exchange gain in 2007 is primarily due to obligations arising from equipment purchases.

Income tax benefits of $506,418 were recorded in the three months ended March 31, 2007 as compared to $485,258 of income tax expense recorded for the three months ended March 31, 2006. We are recording tax benefits on the first quarter losses as we anticipate the full year 2007 to have pre- tax operating income.

We recorded a net loss of $1,855, 842 for the three months ended March 31, 2007, as compared to net income of $1,023,178 for the three months ended March 31, 2006. The lower revenues resulting from not being able to fully utilize our work crews and the higher general and administrative expenses, including the cost of being a U.S. public company, were the principal reasons for the lower net income.

Liquidity and Capital Resources

The Company’s liquidity was improved considerably during the first quarter of 2007, as we obtained a substantial increase in our capital resources.  First, our primary lender, Bank Turan Alem (“BTA”), awarded Dank an increase in its credit line to $17,900,000.  The increased credit facility will permit Dank to expand its operations and bid more aggressively for business.

In addition, BTA approved a $5,000,000 credit line for Kor-Tazh, our oil exploration and production subsidiary.  To secure this financing, Dank issued a $2,000,000 guaranty in favor of BTA.  Kor-Tazh will use the credit to commence development activities at its North –West Zhetybai oil field.  Kor-Tazh is in the process of finalizing its North-West Zhetybai work plan for 2007.

Our operations during the three months ended March 31, 2007 used $ 922,902 in cash, as compared to negative cash flow of $128,895 during the first quarter of 2006. The lower cash flow in 2007 was primarily due to our substantially reduced revenues. We were able to fund operations with working capital loans from BTA under the credit line. These loans are for a period of one year at 14% annual interest rates. In addition, Dank received a loan of $185, 724 to finance the acquisition of fixed assets.  The Company’s aggregated debt service obligations at March 31, 2007 are shown in the following table:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Bank TuranAlem	$5,986,394	$2,775,950	$1,477,845	$1,124,622	$607,977
Other	$ 261,905	$ 261,905
Total	$6,248,299	$3,037,855	$1,477,845	$1,124,622	$607,977

Interest	$1,241,375	$ 709,066	$ 323,524	$ 167,021	$ 41,764

On March 28, 2007 the Company received an irrevocable letter of credit for $5,314,500 for the purpose of purchasing equipment. This equipment, which will be purchased from Input/Output, is needed for Dank to meet the competitive environment in Kazakhstan. The investment will increase Dank’s depreciation expense and interest expense in future periods.

It is anticipated that the Company’s level of debt will increase as Dank continues to expand its operations and Kor-Tazh begins development of its oil field.  In particular, the contract between Kor-Tazh and the Government of Kazakhstan, which awarded to Kor-Tazh the right and obligation to perform hydrocarbon exploration and production in the North-West Zhetybai Field, obliges Kor-Tazh to invest at least $14,600,000 in the project prior to the end of 2009.  All of these debt obligations will impose a substantial debt service burden on the company.  Our ability to service the debt will determine our prospects for success.

Off-Balance Sheet Arrangement

The Company and its subsidiaries do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

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

Severe weather conditions may affect our operations.

Our business may be materially affected by severe weather conditions in the areas in which we operate.  In particular, severe winter weather has in the past, and may in the future require us to suspend our surveying operations, which is likely to result in loss of revenue and inefficient use of our resources.  Moreover, as our oil exploration subsidiary, Kor-Tazh, will soon be commencing exploration and development activities, we face the risk that severe weather conditions may delay drilling and, under certain circumstances, result in damage to our equipment.  Any of these situations would have an adverse effect on our financial results.

High interest rates may have a negative effect on our operations.

Dank has financed its recent growth by borrowing from a Kazakh bank.  Currently we carry over $6 million in debt, on most of which we pay interest at LIBOR+5.65% per annum.  This high interest rate is a function of the relative volatility of the Kazakh economy and the difficulty of obtaining investment capital in Kazakhstan.  We hope to utilize our status as a publicly-held company to attract equity financing including convertible debt.  To some extent, however, we may still depend on debt financing to fund our expansion.  Although we will attempt to obtain future debt financing at more reasonable rates, there is no assurance that we will be successful in doing so.  If we are unsuccessful in these efforts, the resulting interest expense will have an adverse effect on our profitability.

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

We anticipate that amounts required to fund Kor-Tazh’s activities will be funded from operating cash flows, third-party financing and from joint venture partners.  Kor-Tazh currently has a $5 million credit line.  Additional funds will be required, however, as our contract with the Government of Kazakhstan requires that at least $14,600,000 be committed to development of Kor-Tazh’s oil field.  No commitments of additional funds have been received, however, and there can be no assurance that Kor-Tazh will have adequate funds available to finance its operations.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report (the “Evaluation Date”). As a start-up company, the Company has insufficient personnel resources within its reporting functions, which constitutes a material weakness in internal controls over financial reporting.  As a result, management concluded its disclosure controls and procedures were not effective.  The Company is reviewing ways to improve the effectiveness, including the addition of an audit committee financial expert.

(b)

Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer has evaluated any changes in the Company’s internal control over financial reporting that occurred during the quarterly period covered by this report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1.

       Legal Proceedings

None.

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds

In February 2007 the Company issued 200,000 shares of common stock to a consultant.  The shares were issued pursuant to the terms of a contract for services, and were valued at the market price on the date of issue, which was $.51 per share.  The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Caspian International and were acquiring the shares for the entity’s own account.  There were no underwriters.

Item 3.        Default Upon Senior Securities

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

Item 5.       Other Information

None.

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

Date: May 21, 2007

By: /s/ J.E. Knight

       J.E. Knight, Chief Executive Officer

35