Form 10QSB
period 2007-06-30
CASPIAN INTERNATIONAL OIL CORP
filed 2007-08-13
CIK 816958

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2007

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

August 12, 2007

Common Stock: 63,267,028 shares

Transitional Small Business Disclosure Format (check one):    Yes   [  ]    No [X]

CASPIAN INTERNATIONAL OIL CORPORATION

FORM 10-QSB

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Consolidated Balance Sheet as of June 30, 2007

1

Consolidated Statement of Income for the Three and Six Month Periods

Ended June 30, 2007 and 2006

3

Consolidated Statements of Cash Flows for Three and Six Month Periods

Ended June 30, 2007 and 2006

 4

Notes to Consolidated Financial Statements

 6

Item 2.  Managements’ Discussion and Analysis of Financial Condition

    and Results of Operations

31

Item 3.  Controls and Procedures

40

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

41

Item 2.  Unregistered Sales of Equity Securities

41

Item 3.

Default Upon Senior Securities

41

Item 4.  Submission of Matters to a Vote of Security Holders

41

Item 5.  Other Information

41

Item 6.  Exhibits

41

Signatures

41

Caspian International Oil Corporation
Unaudited Consolidated Balance Sheet

		As of June 30, 2007
	Note	USD

ASSETS

Current assets
Cash	5	114,151
Accounts receivable, net	6	3,878,556
Inventories	7	1,338,975
Deferred income tax assets	18	664,951

Total current assets		5,996,633

Non-current assets
Investments, equity method	8	67,884
Oil and gas exploration assets, full cost method	9	4,480,465
Property, plant and equipment	10	14,951,436
Intangible assets	11	197,645
Restricted cash		417

Total non-current assets		19,697,847

TOTAL ASSETS		25,694,480

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Unaudited Consolidated Balance Sheet

		As of June 30, 2007
	Note	USD

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and other liabilities	12	7,336,876
Short-term loans	13	2,961,618
Taxes payable	14	1,162,865
Dividends payable		430,300

Total current liabilities		11,891,659

Non-current liabilities
Long-term loans	13	6,083,073
Deferred income tax liabilities	18	1,477,255
Obligation for historical reimbursement	15	3,037,863
Asset retirement obligations	16	183,166

Total non-current liabilities		10,781,357

Total liabilities		22,673,016

Minority interest		259,098

Stockholders’ equity	17
Common stock, $ 0.001 par value – authorized 200,000,000 shares; issued and outstanding 63,267,028 shares		63,267
Additional paid-in capital		3,684,148
Accumulated other comprehensive income		354,887
Accumulated deficit		(1,339,936)

Total stockholders’ equity		2,762,366

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		25,694,480

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Unaudited Consolidated Statements of Income

		For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
	Note	USD	USD	USD	USD

Revenues
Sales		2,852,566	6,093,096	5,693,535	11,246,903

		2,852,566	6,093,096	5,693,535	11,246,903

Expenses
Production and operating expenses		(2,388,158)	(4,406,760)	(6,524,891)	(7,281,709)
General and administrative expenses		(1,206,585)	(1,052,728)	(2,482,011)	(1,480,102)
Accretion expenses		(58,816)	(53,729)	(116,564)	(106,191)

Income/(loss) from operating activities		(800,993)	579,879	(3,429,931)	2,378,901

Share of profits of associates		(10,813)	-	18,699	-
Interest expense		(256,690)	(225,951)	(415,446)	(462,437)
Foreign currency exchange gain, net		64,294	965,681	305,110	965,433
Other non-operating income, net		(3,533)	(64,388)	90,150	(64,388)

Income/(loss) before income taxes and minority interest		(1,007,735)	1,255,221	(3,431,418)	2,817,509

Income tax benefit/(expense)	18	42,363	(418,058)	548,781	(903,316)

Minority interest		5,091	(50,204)	66,508	(104,056)

Net income/(loss)		(960,281)	786,959	(2,816,129)	1,810,137

Basic and diluted earnings per share	20
Basic and diluted		(0.02)	0.02	(0.04)	0.03

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Unaudited Consolidated Statements of Cash Flows

	For six months ended June 30, 2007 USD	For six months ended June 30, 2006 USD
Operating activities:
Net income/(loss)	(2,816,129)	1,810,137
Adjustments for non-cash items:
Depreciation, depletion and amortization	1,320,973	1,556,601
Stock-based compensation	364,290	-
Investment income	(18,699)	-
Accretion expenses	116,564	106,191
Minority interest	66,508	104,056
Impairment loss on fixed assets	6,022	-
Loss on acquisition of subsidiary	-	64,388
Foreign exchange difference on long-term obligations	(179,580)	(732,175)
Deferred income taxes	(548,781)	2,365
Changes in assets and liabilities
Accounts receivable	(240,718)	(2,930,009)
Inventories	90,638	310,884
Accounts and taxes payable and other liabilities	412,717	(421,193)
Net cash used in operating activities	(1,426,195)	(128,755)
Investing activities:
Acquisition of property, plant and equipment	(1,128,691)	(492,706)
Proceeds from disposal of property, plant and equipment	11,724	-
Acquisition of intangible assets	1,388	-
Acquisition of investments	-	(47,218)
Increase in accounts receivable (financial aid)	-	(589,533)
Acquisition of oil and gas exploration assets	(1,355,686)	-
Net cash used in investing activities	(2,471,265)	(1,129,457)
Financing activities:
Increase in accounts payable (financial aid)	865,699	137,289
Proceeds from loans	4,740,845	621,188
Proceeds from common stock	200	-
Decrease of accounts payable (financial aid)	(510,538)	-
Repayment of loans	(1,127,534)	(1,931,648)
Payment of dividends	(44,143)	-
Net cash provided by/(used in) financing activities	3,924,529	(1,173,171)

The accompanying notes are an integral part of these consolidated financial statements

Effect of exchange rates on cash	(151,818)	(67,721)
Net increase (decrease) in cash and cash equivalents	(124,749)	(2,499,104)
Cash and cash equivalents at beginning of the period	238,900	2,625,775
Cash at end of the period (Note 5)	114,151	126,671
Supplemental information
Interest paid	415,446	462,438
Income tax paid	-	275,990
Fixed Assets purchased as accounts payable	2,662,958	-

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

World Nursing Corps, Inc. (“WNC”) is a development stage company organized under the laws of the State of Florida on June 22, 2005 as a wholly owned subsidiary of CRSI.  WNC was established to function as a resource and support organization for nurses placed by CRSI. WNC had no operating activities, assets or liabilities as of June 30, 2007.

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

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

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

The accompanying unaudited financial data as of and for the six months ended June 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the Footnotes thereto included in the Company’s annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary  to present fairly the financial position, results of operations, and cash flows as of and for the six months ended June 30, 2007 have been made. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

2

Basis of preparation (continued)

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

For presentation purposes, the consolidated financial statements are translated into USD using the current-rate method. Accordingly, assets and liabilities are translated at rates of exchange in effect at the consolidated balance sheet date. Capital accounts are translated at their historical exchange rates when the capital stock was issued. Retained earnings are translated at the translated amount at the end of the prior period, plus the translated amount of the net income for the period, less the translated amount of any dividends declared during the current period. Revenues and expenses are translated at average rates of exchange in effect during six months ended June 30, 2007. Differences arising from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Exchange differences are recognised in profit or loss in the period in which they arise.

The Company has not entered into any material transactions that are denominated in hyper-inflationary currencies.

For translation purposes the Company has used the closing exchange rates of USD 1 to KZT 122.31.

(e)

Convertibility of the Kazakhstan tenge

KZT is not a convertible currency outside the Republic of Kazakhstan. Accordingly, any conversion of KZT amounts to USD should not be construed as a representation that KZT amounts have been, could be, or will be in the future, convertible into USD at the exchange rate shown, or at any other exchange rate.

(f)       Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern.   We had a substantial net loss of $2,816,129 for the six month period ended June 30, 2007.  As of June 30, 2007, the Company had $5,895,026 of negative working capital and $114,151 of cash with which to satisfy any future cash requirements. These factors raise substantial doubt about our ability to continue as a going concern.

During the six months ended June 30, 2007 the Company’s profitability was unfavorably impacted by certain situations which are not expected to continue in future periods.  These situations have prevented Dank, the Company’s revenue generating subsidiary, from fully utilizing its work crews. Included in these situations were particularly harsh winter conditions which delayed seismic crews from getting into the field. Also, one of the Company’s seismic crews was put on standby status well into the second quarter of 2007 while our client attempted to resolve an issue with the Uzbek government.

Barring any other unforeseen events that prevent Dank from fulfilling its contracts on schedule, the Company expects to return to profitability for the remainder of 2007. All of Dank’s seismic crews are currently engaged on contracts. In addition, the company has added a fourth crew and it should begin work in August. Finally, Dank

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

recently signed three new contracts totaling $26.8 million for work later in 2007 and in 2008. Management believes these factors will contribute towards achieving profitability. Therefore , the consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

3

Significant accounting policies (continued)

Internal costs, including salaries, benefits and other salary related costs, which can be directly identified with acquisition, exploration or development activities, are capitalized while any costs related to production, general corporate overhead, or similar activities are charged to expense. Geological and geophysical costs not directly associated with a specific unevaluated property are included in the amortization base as incurred. Capitalized internal costs directly identified with the Company’s acquisition, exploration and development activities amounted to approximately $ 1,363,796 and $ 38,203during the six months ended June 30, 2007 and 2006, respectively.

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

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

3

Significant accounting policies (continued)

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

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

3

Significant accounting policies (continued)

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

(s)

Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretations No.48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognised in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. The Company adopted the provisions of FIN 48 in the first quarter 2007. There

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

3

Significant accounting policies (continued)

has been no changes in second quarter and there is no significant impact on its Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2008. The Company is currently evaluating the impact that SFAS.

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

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. There is no impact on financial statements as of June 30, 2007.

(t)

Stock-Based Compensation

On January 1, 2006 the Company adopted SFAS 123r which requires the measurement and recognition of compensation expenses for all share based payment awards based on estimated fair values.

In December 2006, the Company issued to four employees a total of 500,000 shares of common stock and options for 1,875,000 shares of common stock. In April, 2007 an additional 60,000 shares of common stock and additional options for 200,000 shares of common stock were issued. The shares and options were issued in compensation for the execution of employment agreements. The shares vest after one year of service while the stock options vest over three years of service. The fair value of the shares of common stock and the stock options is being amortized on a straight line basis over the respective vesting period as compensation cost. For the three and six months ended June 30, 2007 the Company recorded in General and Administrative expense  $48,501and $230,207, respectively, as compensation cost related to the common stock and stock options.

The fair value of the employee stock options was determined using the Black-Scholes method based on the following weighted average assumptions:

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Significant accounting policies (continued)

         Expected Dividend Yield              0.0%

         Risk Free Interest Rate                  4.8%

         Expected life (years)                      5.1

         Volatility                                       110%

The weighted average fair value of the 2,075,000 employee stock options was $0.38 per share. As of June 30, 2007 the remaining deferred compensation cost for the employee stock options was $653,693

The fair value of the shares of common stock was based on the market value of the stock on the dates of execution of the employment agreements. The weighted average value  of the 560,000 shares was $0.50 per share. As of June 30, 2007 the amount of deferred compensation cost for the shares was $159,275.

On July 30,2007 the Company’s Board of Directors terminated J.E. Knight from his position as Caspian International’s Chief Executive Officer. Mr. Knight was one of the employees of the Company who received shares of common stock and stock options for the execution of an employment agreement in December, 2006. No common shares or stock options issued to Mr. Knight had vested as of July 30, 2007.  Therefore, the total amount of deferred compensation for the employee stock options and the shares will decrease by $565,388.

(See Footnote 22 ‘Post Balance Sheet Events” for the details of the common shares and stock options)

In February, 2007 the Company issued 200,000 shares of its common  stock to a third party in exchange for its undertaking to provide the Company with corporate consulting services principally related to investor relations. The market value of the stock was $0.51 per share and resulted in the Company recording $102,000 of General and Administrative expense.

In May, 2007 the company issued 275,000 shares of its common stock to an outside Director of the Company in compensation for services regarding marketing and communication. Such services are outside the  Director’s responsibilities as a member of the Company’s Board of Directors. The market value of the stock was $96,250 and is being amortized to General and Administrative expense over the six month term of the agreement . The market value will be  reassessed during the third quarter with the final value to be determined when the agreement expires in October ,2007.

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

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

5

Cash

As of June 30, 2007
USD

Cash held in bank - KZT	92,165
Cash held in bank - other currencies	17,778
Petty cash	4,208

114,151

Accounts receivable, net

As of June 30, 2007
USD

Trade receivables	2,544,882
Financial aid to related parties	473,214
Advances paid	620,514
Taxes prepaid	20,699
Receivables from employees	126,423
Loan receivable from employee	91,437
Other receivables	158,205
4,035,374

Less allowance for doubtful accounts	(156,818)

3,878,556

The activity in the allowance for doubtful accounts is as follows:

	For six months ended June 30, 2007	For six months ended June 30, 2006
	USD	USD

Allowance for doubtful accounts at the beginning of the period	150,529	113,672
Foreign currency translation adjustment	6,289	14,442

Allowance for doubtful accounts at the end of the period	156,818	128,114

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

7

Inventories

As of June 30, 2007
USD

Spare parts	1,256,067
Fuel	77,350
Other materials	5,558

1,338,975

Investments

Investments as of June 30, 2007 amounting to USD 67,884 represent shares of PGD Services, LLP (“PGDS”). In accordance with the agreement, dated April 5, 2006, Dank acquired 100% of PGDS’s shares from Janseitov Nurlan Sattarovich (85%), Janseitova Irina Petrovna (5%), Safronov Gennadiy Nikolayevich (5%) and Sapozhnikov Anatoliy Ivanovich (5%). In accordance with the agreement signed between Dank and Paradigm Geophysical B.V. on providing processing and analysis of seismic data services in Kazakhstan, Paradigm Geophysical B.V. has the power to govern the financial and operating policies of the PGDS. Management of the Company considers that the Company does not have control but has significant influence over PGDS. Therefore PGDS is not consolidated in the Company’s consolidated financial statements. Investments in PGD are accounted for using the equity method. Income of PGDS for the six months ended June 30, 2007 in the amount of USD 18,699 was recognised in the consolidated income statement for the six months ended June 30, 2007 under the equity method.

Oil and gas exploration assets

As of June 30, 2007
USD

Oil and gas exploration assets
Evaluated	1,447,190
Unevaluated	3,033,275
Less accumulated depletion

4,480,465

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

10

Property, plant and equipment

As of June 30, 2007
USD

Machinery and equipment	25,516,634
Vehicles	1,646,681
Land and buildings	627
Other property, plant and equipment	200,842
CIP	321,525
27,686,309

Less accumulated depreciation	(12,734,873)

14,951,436

Total depreciation for six months ended June 30, 2007 was USD 1,276,393, of which USD 1,242,518 (97.35%) was recorded in production expenses and USD 33,874 (2.65%) was recorded in general and administrative expenses.

Intangible assets

As of June 30, 2007
USD
Program software	628,282
License	13,695
641,977
Less accumulated amortization	(444,332)
197,645

12

Accounts payable and other liabilities

As of June 30, 2007
USD

Trade accounts payable	5,109,964
Payables to employees	715,322
Advances received	218,187
Financial aid from related parties	599,910
Payable to related parties	70,428
Payables to pension fund stipulated by the law of the Republic of Kazakhstan	115,256

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Interest payable	92,555
Vacation provision	81,105
Other payables	334,149
7,336,876

Loans

As of June 30, 2007
USD

Bank TuranAlem:
KZT – fixed from 14% to 16%	4,773,527
USD – fixed at Libor + 5.65%	4,080,418
8,853,945

Shareholder
USD	140,746
140,746
Shareholder
USD - fixed at 6.00%	50,000
50,000

9,044,691

Short-term loans	2,961,620
Long-term loans	6,083,071
9,044,691

On May 29, 2005 Dank received a loan from BankTuranAlem in the amount of USD 5,042,943 as per the agreement No. 2000/05/301/59 for 5 years at LIBOR +1.65% + 4% per annum. Payments under the agreement are made on semi-annual basis. The purpose of the loan is to finance the acquisition of fixed assets.

On September 14, 2006 Dank received a loan from BankTuranAlem amounting to KZT 80 million, under the credit line agreement No. 2000/06/100/1852 for one year at 16 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 163,519. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

As of October 12, 2006, the Company received a loan of USD 50,000 at 6% interest rate from principal shareholder.  The loan is due within one year. The loan is unsecured.

On February 6, 2007 Dank received a loan from BankTuranAlem amounting to KZT 60 million, under the credit line agreement No. 2000/07/100/242 for one year at 14 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 367,918. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

On March 28, 2007 Dank received a loan from BankTuranAlem amounting to KZT 80 million, under the credit line agreement No. 2000/07/100/670 for one year at 14 % annual interest. As of June 30, 2007 the amount of the

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

loan was equal to USD 654,076. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

On March 29, 2007 Dank received a loan from BankTuranAlem amounting to KZT 23 million, under the credit line agreement No. 2000/07/100/682 for one year at 14.5 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 188,047. Payments under the agreement are made quarterly. The purpose of the loan is to finance the acquisition of fixed assets.

As of March 28, 2007 the Company received irrevocable Letter of Credit for the purpose of purchase of equipment in the amount of USD 5,314,500.

According to amendment # 1 to the additional agreement of General Credit Line agreement # 1632 as of  March 30, 2001, the credit line for Dank was increased to $ 17,900,000.

On April 6, 2007 Dank received a loan from BankTuranAlem amounting to KZT 40 million, under the credit line agreement No. 2000/07/100/755 for five years at 14.5 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 327,038. Payments under the agreement are made quarterly. The purpose of the loan is to finance the acquisition of fixed assets.

On April 13, 2007 Dank received a loan from BankTuranAlem amounting to KZT 30 million, under the credit line agreement No. 2000/07/100/810 for five years at 14.5 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 245,278. Payments under the agreement are made quarterly. The purpose of the loan is to finance the acquisition of fixed assets.

On April 24, 2007 Dank received a loan from BankTuranAlem amounting to KZT 30 million, under the credit line agreement No. 2000/07/100/876 for five years at 14.5 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 245,278. Payments under the agreement are made quarterly. The purpose of the loan is to finance the acquisition of fixed assets.

On April 24, 2007 Dank received a loan from BankTuranAlem amounting to KZT 15 million, under the credit line agreement No. 2000/07/100/885 for one year at 14 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 122,639. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

On May 25, 2007 Dank received a loan from BankTuranAlem amounting to KZT 50 million, under the credit line agreement No. 2000/07/100/1073 for one year at 16 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 408,797. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

On June 12, 2007 Dank received a loan from BankTuranAlem amounting to KZT 25 million, under the credit line agreement No. 2000/07/100/1257 for five years at 14.5 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 204,399. Payments under the agreement are made quarterly. The purpose of the loan is to finance the acquisition of fixed assets.

As of March 31, 2007 Kor-Tazh concluded a credit line agreement # 2000/07/27 with BankTuranAlem for the amount of $5,000,000. The agreement was concluded for five years, interest rate is 14.5%, the interest is to be paid on a monthly basis.

On April 4, 2007 Kor-Tazh received a loan from BankTuranAlem amounting to KZT 47.8 million, under the credit line agreement # 2000/07/27 for five years at 14.5 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 390,810. The interest is to be paid on a monthly basis The purpose of the loan is oil field exploration, well drilling and operation.

On May 11, 2007 Kor-Tazh received a loan from BankTuranAlem amounting to KZT 33.8 million, under the credit line agreement # 2000/07/27 for five years at 14.5 % annual interest. As of June 30, 2007 the amount of

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

the loan was equal to USD 275,938. The interest is to be paid on a monthly basis.  The purpose of the loan is oil field exploration, well drilling and operation.

On May 23, 2007 Kor-Tazh received a loan from BankTuranAlem amounting to KZT 144.3 million, under the credit line agreement # 2000/07/27 for five years at 14.5 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 1,179,789. The interest is to be paid on a monthly basis.  The purpose of the loan is oil field exploration, well drilling and operation.

In May 2007 Kor-Tazh fully repaid loan received from Nurbank in the amount of KZT 24 million or USD 196,223.

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Taxes Payable

As of June 30, 2007
USD
Income tax	638,710
Personal income tax	292,521
Social tax	112,040
VAT payable	57,158
Vehicle tax	6,059
Property tax	24,761
Other taxes	31,616

1,162,865

Obligation for historical reimbursement

As of June 30, 2007
USD

Obligation for historical reimbursement as of December 31, 2006	2,927,930
Accretion expense	109,933

Obligation for historical reimbursement as of June 30, 2007	3,037,863

On August 4, 2004 the subsurface contract # 1483 on Zhetibay Severo-Zapadnay oil and natural gas field was assigned to Kor-Tazh.  The contract was concluded for twenty years ending 2024 with five years for exploration at the date of contract commencement.

The Company through its purchase of Kor-Tazh is obliged to reimburse USD 6,363,310, which represents historical costs incurred by the Republic of Kazakhstan for the oilfield as per the terms of the subsurface contract. Settlement of the obligation for historical reimbursement should be made in line with a payment schedule agreed between Kor-Tazh and the Government. The remaining amount shall be paid by equal portions starting from the ending date of the exploration period. Therefore no payments were made during six months ended June 30, 2007. The obligation is discounted at 7.65%, being the estimated credit-adjusted risk free discount rate.

Asset retirement obligations

As of June 30, 2007
USD

Asset retirement obligation as of December 31, 2006	176,535
Accretion expense	6,631

Asset retirement obligation as of June 30, 2007	183,166

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

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

On August 10, 2006 CIOC B.V acquired CRSI Group, Inc. (subsequently changed to CIOC) in a reverse acquisition transaction. The stockholders’ equity section of the consolidated balance sheet as of June 30, 2007 is that of the nominal acquiree CIOC B.V., not the nominal acquirer CRSI Group, Inc. (subsequently changed to CIOC). Consequently, the amount shown for capital is valued in terms of the issued capital of CIOC B.V., plus the cost of the acquisition, which is equal to zero. The number of shares issued and outstanding of the nominal acquirer CRSI Group, Inc. is 63,267,028 as of June 30, 2007.

During the 4th Quarter 2006 and in the 2nd quarter 2007 the Company issued common stock and stock options to four employees in compensation of their execution of employment agreements. 560,000 shares of common stock were issued and vest after one year of service. Stock options for 2,075,000 shares were issued and generally vest equally over a three year period.

The following table summarizes the Company’s stock option activity:

                                                                                           Weighted-

                                                                                             Average

                                                               Options             Exercise    Fair

                                                            Outstanding          Price         Value

Balance, December 31, 2006                2,025,000             0.52           0.38

Granted during the period                        200,000             0.35            0.18

Balance, June 30, 2007                         2,225,000             0.50            0.36

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

(See footnote 22, “Post balance sheet events” )

Income tax

The income tax charge in the income statement comprised:

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
	USD	USD	USD	USD
Current tax (expense)/benefit	-	(415,693)	-	(900,951)
Deferred tax (expense)/benefit	42,363	(2,365)	548,781	(2,365)

	42,363	(418,058)	548,781	(903,316)

Relationship between tax expenses and accounting income for the three and six months ended June 30, 2007 and 2006 is explained as follows:

	Three months ended June 30, 2007	Three months ended June 30, 2006	Six months ended June 30, 2007	Six months ended June 30, 2006

Income/(loss) before income taxes	(960,281)	786,959	(2,816,129)	1,810,137
Expected tax (provision)/benefit	288,084	(236,088)	844,839	(543,041)
Add tax effect of:
Permanent differences	(245,721)	(181,970)	(296,058)	360,275
	42,363	(418,058)	548,781	(903,316)

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

As of June 30, 2007
USD
Deferred tax assets:
Allowance for bad debts	1,919
Accrued vacation provision	7,591
Accrued tax liabilities	50,267
Tax losses carried forward	605,174
664,951
Deferred tax liabilities:
Fixed assets and intangible assets	1,477,255

Net deferred tax liability	812,304

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Income tax (continued)

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	Deferred Tax Assets As of June 30, 2007	Deferred Tax Liabilities As of June 30, 2007
	USD	USD
At the beginning of the period	60,881	1,371,062
Charge recognized in income	548,781	-
Foreign currency translation adjustment	55,289	106,193

At the end of the period	664,951	1,477,255

Earnings per share

	For the three months ended June 30, 2007	For the three months ended June 30, 2006	For the six months ended June 30, 2007	For the six months ended June 30, 2006
	USD	USD	USD	USD

Net profit/(loss) attributable to ordinary shareholders	(960,281)	786,959	(2,816,129)	1,810,137

Weighted average number of outstanding common shares	62,991,753	62,230,028	62,647,592	62,230,028
Weighted average number of outstanding common shares after dilution	62,991,753	62,230,028	62,647,592	62,230,028

Basic and diluted earnings per share	(0.02)	0.01	(0.04)	0.03

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company's common stock equivalents at June 30, 2007

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

include  2,225,000 unexercised options .The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

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

Business segments	Oil field services	Oil field exploration	Eliminations	Consolidated
USD	For the six months ended June 30, 2007	For the six months ended June 30, 2007	For the six months ended June 30, 2007	For the six months ended June 30, 2007
Revenues
Sales to third parties	5,693,535	-	-	5,693,535
Inter-segment sales	1,344,568	-	(1,344,568)	-
Total sales	7,038,103	-	(1,344,568)	5,693,535
Expenses
Investment income	18,699	-	-	18,699
Production and operating expenses	(7,775,853)	-	1,250,962	(6,524,891)
General and administrative expenses	(2,187,742)	(294,269)	-	(2,482,011)
Accretion expenses	-	(116,564)	-	(116,564)
Interest expense	(366,600)	(48,846)	-	(415,446)
Foreign currency exchange gain, net	187,140	117,970		305,110
Other non-operating income, net	90,150	-	-	90,150
Income tax (expense)/benefit	548,781	-	-	548,781
Net income/(loss)	(2,433,124)	(355,907)	(27,098)	(2,816,129)
Total assets	24,551,355	5,677,652	(4,534,527)	25,694,480

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Segment reporting (continued)

Business segments	Oil field services	Oil field exploration	Eliminations	Consolidated
USD	For the six months ended June 30, 2006	For the six months ended June 30, 2006	For the six months ended June 30, 2006	For the six months ended June 30, 2006
Revenues
Sales to third parties	11,246,903	-	-	11,246,903
Inter-segment sales	576,440	-	(576,440)	-
Total sales	11,823,343		(576,440)	11,246,903

Expenses
Production and operating expenses	(7,852,348)	-	570,639	(7,281,709)
General and administrative expenses	(1,534,126)	(50,691)	104,715	(1,480,102)
Accretion expenses	-	(106,191)	-	(106,191)
Interest expense	(462,437)	-	-	(462,437)
Foreign currency exchange gain, net	736,134	229,299	-	965,433
Income tax expense	(903,316)	-	-	(903,316)
Net income	1,753,471	61,827	(5,161)	1,810,137
Total assets	20,913,381	3,663,450	(3,701,468)	20,875,363

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Commitments and Contingencies

Capital Commitments

Under the terms of the subsurface contract, Kor-Tazh is required to spend a total of USD 14.6 million in exploration and development activities on the oilfield during twenty years.  The failure to make these minimum capital expenditures could result in the loss of the subsoil contract.

In accordance with the subsurface contract, the Company is committed to contribute to social sphere development in the total amount of USD 844,000 for all oilfields during the twenty years.  During the six months ended June 30, 2007, the Company had not made any payments.  Management believes that the Company will meet this obligation within the exploration phase.

In accordance with the subsurface contract, the Company is committed to finance professional training in the total amount of USD 146,000 for all oilfields during the twenty years.  During six months ended June 30, 2007, the Company had not made any payments.  Management believes that the Company will meet this obligation within the exploration phase.

The following table lists our significant commitments at June 30, 2007, excluding current liabilities as listed on our balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment	$ 14,483,000	$2,983,154	$ 7,900,000	$ 500,000	$ 3,100,000
Historical cost Due to the Government of Kazakhstan	$ 6,267,860	-	$ 417,860	$ 835,700	$ 5,014,300
Social sphere development commitment	$ 844,000	$ 94,000	$ 126,000	$ 85,000	$ 539,000
Obligation to finance professional training	$ 131,555	$ 16,555	$ 79,000	$ 5,000	$ 31,000
Asset retirement obligation	$ 216,000	-	-	-	$216,000
Loans	$ 9,044,691	$ 2,961,620	$ 2,996,249	$ 2,350,675	$ 736,147
Interest expense	$ 1,803,936	$ 737,832	$ 744,330	$ 280,258	$ 41,516
Total	$ 32,791,196	$ 6,793,161	$ 12,263,436	$ 4,056,633	$ 9,677,963

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

Taxation contingencies

The taxation system in Kazakhstan is relatively new and is characterised by frequent changes in legislation, official pronouncements and court decisions, which are often unclear, contradictory and subject to varying

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Commitments and Contingencies (continued)

interpretation by different tax authorities. Taxes are subject to review and investigation by a number of authorities, which have the authority to impose severe fines, penalties and interest charges. A tax year remains open for review by the tax authorities during the three subsequent calendar years; however, under certain circumstances a tax year may remain open longer.

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

Post balance sheet events

In July 2007 Dank concluded contracts with the following companies:

•

LLP Samek International(a sub. of Max Petroleum) for approximately 21 million USD

•

LLP AlgaKaspiyGas for  3.3 million USD

•

LLP Kazturkmunai for 2.5 million USD

On July 10, 2007 Dank received Input/Output equipment for the total amount of 2,651,542 USD.

In July 2007 Dank formed fourth crew, which starts working from August 1, 2007.

On July 6, 2007 Dank received a loan from BankTuranAlem amounting to KZT 60 million, under the credit line agreement No. 2000/07/100/1484 for one year at 14 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 490,557. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

On July 6, 2007 Dank received a loan from BankTuranAlem amounting to KZT 20 million, under the credit line agreement No. 2000/07/100/1490 for one year at 14 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 163,519. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

On July 24, 2007 Dank received a loan from BankTuranAlem amounting to KZT 10 million, under the credit line agreement No. 2000/07/100/1603 for five years at 14.5 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 81,759. Payments under the agreement are made quarterly. The purpose of the loan is to finance the purchase of fixed assets.

On July 24, 2007 Dank received a loan from BankTuranAlem amounting to KZT 20 million, under the credit line agreement No. 2000/07/100/1605 for one year at 14 % annual interest. As of June 30, 2007 the amount of the loan was equal to USD 163,519. Payments under the agreement are made quarterly. The purpose of the loan is to replenish working capital.

On July 30, 2007 the Company’s Board of Directors terminated J.E. Knight from his position as Caspian International’s Chief Executive Officer. In December,2006 Mr. Knight received shares of Caspian International  common stock  and stock options for the execution of an employment agreement. No common shares or stock options issued to Mr. Knight had vested as of July 30, 2007.

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

 The common stock and stock options issued to Mr. Knight comprise a substantial portion of the Company’s fair value calculation under SFAS 123r. The shares and options used for the Company’s stock based compensation  are summarized as follows:

                                               J.E. Knight               Total Company

        Common Stock

             Number of shares               400,000                       560,000

             Fair value                          $160,000                    $284,700

        Stock Options

             Number of shares              1,500,000                  2,075,000

             Fair value                           $517,000                    $758,475

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

Management remuneration

Key management received the following remuneration during the year, which is included in general and administrative expenses:

	For six months ended June 30, 2007	For six months ended June 30, 2006	For three months ended June 30, 2007	For three months ended June 30, 2006
	USD	USD	USD	USD
Salaries and bonuses	351,273	208,963	176,208	100,630
Other long-term service benefits provided	-	-	-	-
Termination benefits	-	-	-	-

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

351,273	208,963	176,208	100,630

Related party transactions (continued)

Transactions with other related parties

The Company’s other related party transactions are disclosed below.

USD	Transaction value	Transaction value	Transaction value	Transaction value
	For six months ended June 30, 2007	For six months ended June 30, 2006	For three months ended June 30, 2007	For three months ended June 30, 2006
Services provided:
Other related parties
“PGD Services” LLP	18,699	235,032	(10,813)	235,032
“Batyr Ltd” LLP	-	67,896	-	67,896

Cost of services purchased:
Other related parties
“PGD Services” LLP	11,991	-	-	-
“Batyr Ltd” LLP	134,642	-	67,309	-
	165,332	302,928	(56,496)	302,928
Property, plant and equipment disposal:
Other related parties
“Batyr Ltd” LLP	-	3,916	-	3,916

Financial aid received:
Shareholder
Timur Bergaliyev	561,193	107,954	548,519	107,954
Other related parties
“Kazpromgeophysics” JSC	304,507	-	180,408	-
Transmash Service Plus	-	29,335	-	29,335

Financial aid paid:
Shareholder

Caspian International Oil Corporation

Notes to Unaudited Consolidated Financial Statements

Timur Bergaliyev	303,126	-	303,126	-
Other related parties
“Batyr Ltd” LLP	24,708	409,060	24,708	-
Kazakhstan National Technical University	-	3,814	-	3,814
“Caspian Logging Services” LLP	32,026	107,853	-	107,853
“City Lux” LLP	-	29,294	-	29,294

USD	Outstanding balance
As of June 30, 2007
Financial aid received:
Shareholder
Timur Bergaliyev, payable	587,909
Other related parties
Granit Rielti Investment, payable	12,002
599,911
Financial aid paid:
Other related parties
“Caspian Logging Services” LLP, receivable	359,742
“Batyr Ltd” LLP, receivable	31,599
“City Lux” LLP	69,414
Others	12,459
473,214

USD	Outstanding Balance As of June 30, 2007
Loans received:	68,107
Shareholder, payable	68,107

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

Results of Operations

The Company’s revenue for the six months ended June 30, 2007 was $5,693,535, as compared to $11,246,903 for the six months ended June 30, 2006. The lower revenues in 2007 were primarily attributable to three situations that arose in the first half of the year, two of which prevented Dank, the Company’s revenue generating subsidiary, from fully utilizing its three work crews. The situations were:

•

Particularly harsh winter conditions experienced in Kazakhstan in early 2007, which delayed seismic crews from getting into the field.

•

During the first quarter of 2007, a large Dank seismic crew that had contracted to work in Uzbekistan was put on standby status while our client attempted to resolve an issue with the Uzbek government. Dank received a standby fee from that client, but the fee did not fully offset the loss of revenue caused by the delay. During the second quarter, Dank and the client agreed to defer the project and Dank moved its seismic crew to work on another contract.

•

During the second quarter of 2007, one of Dank’s seismic crews was contracted by Kor-Tazh, the Company’s oil exploration and production   subsidiary, to provide 3D seismic data as part of the oil field development plan. Dank was chosen by Kor-Tazh to provide the 3-D seismic data because of the quality of service which Dank is known to   provide.

The location of Kor-Tazh’s oil field is in rough terrain and many other  seismic companies would not attempt the project. Acquiring this 3D seismic data is a critical part of Kor-Tazh’s development plan .    Under US GAAP, the Company, in its consolidated results, is precluded from recognizing revenue and profit on this inter company transaction. On a consolidated basis, the costs incurred by Dank to acquire the seismic data were capitalized as part of the oil exploration and production assets.

Currently, Dank has contracts to perform services for revenue that significantly exceed the contracts it held at this point in 2006.   Dank recently finalized three contracts to provide seismic services in Kazakhstan. The total revenue from these contracts will be approximately $26.8 million, including  a contract with Max Petroleum for $20.9 million to be performed in 2007 and 2008.

Dank’s seismic crews are currently engaged in Kazakhstan on the following contracts:

➢

2D survey on Block E, Dossor territory for Max Petroleum

➢

2D survey for Sagiz Petroleum in Sarly, Kaganay and Sarykumak territories

➢

3D survey on Astrakhansky Block for Max Petroleum

Because of the high demand for Dank’s seismic services, the Company has added a fourth seismic crew. The crew is currently being mobilized and should begin work in August, 2007. In addition, the Company continues to evaluate the possibility of adding additional seismic crews for work in Kazakhstan as well as in other countries.

As a result of the weather delays experienced earlier in the year and the standby status of one crew extending into the second quarter, the Company experienced a $3,429,931 loss from operations for the first six months of 2007. This compares to operating income of $2,378,901 for the comparable period in 2006. Barring any unforeseen events that prevent Dank from fulfilling its contracts on schedule, the Company expects to return to positive income from operations for the remainder of 2007.

Production and operating expenses for the six months ended June 30, 2007 were $6,524,891 as compared to $7,281,709 for the comparable period in 2006. The lower expenses in 2007 are primarily a result of the use of one of our three seismic crews to perform a  seismic survey  for Kor-Tazh, the Company’s oil exploration and production subsidiary.  The expenses that we incurred in connection with that crew were capitalized, and added to the “Oil and Gas Exploration Assets” on our balance sheet.

General and administrative expenses for the first six months of 2007 were $2,482,011 as compared to $1,480,102 for the first six months of 2006. The increase in general and administrative expense is due to the approximate $1.2 million in  costs  associated with being a U.S. public company, following the August 2006 reverse merger of our Kazakhstan subsidiaries. The cost of being a U.S. public company will continue to be a significant part of our general and administrative operating expense.

Included in general and administrative expense is the cost of the Company’s stock based compensation, as required by FAS 123(r), which was adopted by the Company in 2006. Certain employees of the Company resident in our U.S. office, in compensation for the execution of employment agreements, were issued an aggregate of 560,000 shares of common stock and 2,075,000 stock options. The shares of common stock, which are subject to a one year vesting period, have a fair value of $284,700. The stock options, which vest over three years, have an estimated fair value of $758, 475. The fair value of both the shares and the options is being amortized as compensation expense on a straight line basis over the respective vesting periods. For the six months ended June 30, 2007 the amount recorded as compensation expense was $230,207. There was no comparable amount for 2006 as the employment agreements were not executed until late in 2006 and in the second quarter 2007.

On July 30, 2007 the Company’s Board of Directors terminated J.E. Knight from his position as Caspian International’s Chief Executive Officer. Mr. Knight had received shares of common stock and stock options  in December 2006, specifically 400,000 common shares  with a fair value of $160,000 and 1,500,000 stock options  with an estimated fair value of $517,500. Upon the termination, those shares and options were cancelled, and no amortization expense has been recorded in the 2nd quarter on account of Mr. Knight’s compensation.

We realized a gain of $305,110 on foreign currency exchange in the six months ended June 30, 2007 as compared to a $965,433 gain for the six months ended June 30, 2006. These gains and losses relate to balances which require settlement in U.S. dollars, principally from obligations arising from equipment purchases.

Income tax benefits of $548,781 were recorded in the six months ended June 30, 2007, compared to $903,316 of income tax expense recorded for the six months ended June 30, 2006. We are recording a tax benefits from the loss incurred in the first six months of 2007, since we expect to be able to offset that loss against taxable net income earned in the second half of 2007.

For the first half of 2007 we recorded a net loss of $2,816,129,  compared to net income of $1,810,137 for the comparable period in 2006. The lower revenues from not being able to fully utilize our work crews and the higher general and administrative expenses , including the cost of being a U.S. public company, were the principal reasons for the net loss.

Revenues for the three months ended June 30, 2007 were $2,852,566 as compared to $6,093,096 for the three months ended June 30, 2006. The lower revenues were due to one of Dank’s  seismic crews remaining on stand by status well into the second quarter, thus not being able to fully generate revenues. Also during the entire second quarter 2007 another of  Dank’s  seismic crews was  contracted by Kor-Tazh, the Company’s oil exploration and production subsidiary, for a 3D seismic project. Under US GAAP, the Company is precluded from recognizing revenues on this inter company transaction. The costs incurred by Dank to acquire the 3D seismic data were capitalized as oil exploration and production costs, This is the principal reason why production and operating expenses for the three months ended June 30, 2007 were lower than the comparable period for 2006.

For the three months ended June 30, 2007 we recorded a loss of $960, 281 as compared to net income of $786, 959 for the three months ended June 30, 2006. The principal reasons for the loss in 2007 were the lower revenues from not being able to fully utilize our work crews and the higher general and administrative expense associated with being a U.S. public company ($619, 517 for the three months ended June 30, 2007) .

             Liquidity and Capital Resources

During the first half of 2007, the Company’s liquidity improved considerably as we obtained a substantial increase in our capital resources. First, our primary lender, Bank Turan Alem (“BTA”), awarded Dank an increase in its credit line to $17,900,000. As evidenced by the recent addition of a 4th seismic crew and the signing of substantial new contracts, the increased credit facility has allowed Dank to expand its operations and bid more aggressively for business.  During the first half of 2007 Dank borrowed $2,866,423 from BTA, primarily pursuant to the credit line, which it used for the acquisition of equipment.  The loans have a term of five years with interest at 14% or 14.5%.

At the same time, BTA approved a $5,000,000 credit line for Kor-Tazh, our oil exploration and production subsidiary. To secure this financing, Dank issued a $2,000,000 guaranty in favor of BTA. Kor-Tazh has received approval of its work plan for 2007 and has borrowed on the credit line to commence development activities at its North-West Zhetybai oil field. The loans have a term of five years with interest at 14% or 14.5%.  A 3D seismic survey was completed during the second quarter and the results will be analyzed to help determine the best location for future development wells in the field.

The Company’s aggregated debt service obligations at June 30, 2007 are shown in the following table:

Contractual Obligation	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
Bank TuranAlem	$8,853,945	$2,770,874	$2,996,249	$2,350,675	$736,147
Other	$190,746	$190,746
Sub-Total	$9,044,691	$2,961,620	$2,996,249	$2,350,675	$736,147
Interest	$1,803,936	$737,832	$ 744,330	$ 280,258	$41,516
Total	$10,848,627	$3,699,452	$3,740,579	$2,630,933	$777,663

On March 28, 2007 the Company purchased an irrevocable letter of credit in the amount of $5,314,500 for the purpose of purchasing seismic equipment. This equipment, provided by Input/Output, is needed for Dank to meet the competitive environment in Kazakhstan. Upon delivery of the equipment, the investment will increase Dank’s depreciation expense and interest expense in future periods.

In the absence of the unusual situations experienced by the Company in the first half of 2007 and considering the recent contracts signed by Dank along with the addition of a fourth seismic  crew, the Company’s revenue and operating cash flow should improve considerably over the remainder of the year. In addition, the Company has available approximately $6.7 million of available credit under its lines of credit with Bank TuranAlem.

It is anticipated that the Company’s level of debt will increase as Dank continues to expand its operations and Kor-Tazh continues with the development of its oil field. In particular, the contract between Kor-Tazh and the Government of Kazakhstan, which awarded to Kor-Tazh the right and obligation to conduct hydrocarbon exploration and production in the North-West Zhetybai Field, obliges Kor-Tazh to invest at least $14,600,000 in the project prior to the end of 2009.  All of these debt obligations will impose a substantial debt service burden on the Company. Our ability to service the debt will determine our prospects for success.

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

Dank has financed its recent growth by borrowing from a Kazakh bank.  Currently we carry over $9 million in debt.  On approximately half of our debt we pay interest at LIBOR+5.65% per annum.  On most of the remaining debt we pay interest at 14% to 16%.  These high interest rates are a function of the relative volatility of the Kazakh economy and the difficulty of obtaining investment capital in Kazakhstan.  We hope to utilize our status as a publicly-held company to attract equity financing including convertible debt.  To some extent, however, we may still depend on debt financing to fund our expansion.  Although we will attempt to obtain future debt financing at more reasonable rates, there is no assurance that we will be successful in doing so.  If we are unsuccessful in these efforts, the resulting interest expense will have an adverse effect on our profitability.

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

The results of our oil exploration and production  activities will be highly dependent upon the worldwide  prices received for our oil production. Substantially all of our sales of oil will be made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for our oil production will be dependent upon numerous factors beyond our control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Significant declines in world wide  prices for oil could have a material adverse effect on our financial condition, results of operations and quantities of reserves recoverable on an economic basis.

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

None.

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

CASPIAN INTERNATIONAL OIL CORPORATION

Date: August 12, 2007

By: /s/ Nurlan Janseitov

       Nurlan Janseitov, Chief Executive Officer

By: /s/ David Fulton

       David Fulton, Chief Financial Officer

42