Form 10QSB
period 2007-09-30
CASPIAN INTERNATIONAL OIL CORP
filed 2007-11-13
CIK 816958

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-QSB

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 2007

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

November 12, 2007

Common Stock: 63,167,028 shares

Transitional Small Business Disclosure Format (check one):    Yes   [  ]    No [X]

CASPIAN INTERNATIONAL OIL CORPORATION

FORM 10-QSB

TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

Consolidated Balance Sheet as of September 30, 2007

Consolidated Statement of Income for the Three and Nine Month Periods

Ended September 30, 2007 and 2006

1-2

Consolidated Statements of Cash Flows for Three and Nine Month Periods

Ended September 30, 2007 and 2006

 3

Notes to Consolidated Financial Statements

 4-5

Item 2.  Managements’ Discussion and Analysis of Financial Condition

    and Results of Operations

6-31

Item 3.  Controls and Procedures

40-41

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

41

Item 2.  Unregistered Sales of Equity Securities

41

Item 3.

Default Upon Senior Securities

41

Item 4.  Submission of Matters to a Vote of Security Holders

41

Item 5.  Other Information

41

Item 6.  Exhibits

41

Signatures

43-46

Caspian International Oil Corporation
Unaudited Consolidated Balance Sheet

		As of September 30, 2007
	Note	USD

ASSETS

Current assets
Cash	5	84,691
Accounts receivable, net	6	4,695,466
Inventories	7	2,350,819
Deferred income tax assets	18	1,043,419

Total current assets		8,174,395

Non-current assets
Investments, equity method	8	192,022
Oil and gas exploration assets, full cost method	9	5,128,872
Property, plant and equipment	10	18,471,371
Intangible assets	11	199,124
Restricted cash		422

Total non-current assets		23,991,811

TOTAL ASSETS		32,166,206

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Unaudited Consolidated Balance Sheet

		As of September 30, 2007
	Note	USD

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and other liabilities	12	3,931,297
Short-term loans	13	3,966,038
Taxes payable	14	1,401,232
Dividends payable		435,103

Total current liabilities		9,733,670

Non-current liabilities
Long-term loans	13	14,578,600
Deferred income tax liabilities	18	2,091,782
Obligation for historical reimbursement	15	3,094,362
Asset retirement obligations	16	186,566

Total non-current liabilities		19,951,311

Total liabilities		29,684,981

Minority interest		299,529

Stockholders’ equity	17
Common stock, $ 0.001 par value – authorized 200,000,000 shares; issued and outstanding 63,167,028 shares		63,167
Additional paid-in capital		3,820,148
Accumulated other comprehensive income		548,885
Accumulated deficit		(2,250,504)

Total stockholders’ equity		2,181,696

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		32,166,206

The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Unaudited Consolidated Statements of Income

		For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
	Note	USD	USD	USD	USD

Revenues
Sales		5,255,762	5,706,355	10,949,296	16,953,258

		5,255,761	5,706,355	10,949,296	16,953,258

Expenses
Production and operating expenses		(3,388,611)	(3,429,707)	(9,913,502)	(10,711,416)
General and administrative expenses		(2,250,502)	(879,461)	(4,732,513)	(2,359,563)
Accretion expenses		(59,899)	(54,729)	(176,463)	(160,920)

Income/(loss) from operating activities		(443,250)	1,342,458	(3,873,181)	3,721,359

Loss on acquisition of subsidiary	4	-		-	(64,388)
Share of profits of associates		121,193	-	139,892	-
Interest expense		(485,161)	(205,818)	(900,607)	(668,255)
Foreign currency exchange gain, net		133,737	(555,343)	438,847	410,090
Other non-operating income, net		13,461	41,883	103,611	41,883

Income/(loss) before income taxes and minority interest		(660,020)	623,180	(4,091,438)	3,440,689

Income tax benefit/(expense)	18	(222,974)	(283,171)	325,807	(1,186,487)

Minority interest		(27,574)	(17,528)	38,934	(121,584)

Net income/(loss)		(910,568)	322,481	(3,726,697)	2,132,618

Basic and diluted earnings per share	19
Basic and diluted		(0.01)	0.01	(0.06)	0.04

The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Unaudited Consolidated Statements of Cash Flows

	For nine months ended September 30, 2007 USD	For nine months ended September 30, 2006 USD
Operating activities:
Net income/(loss)	(3,726,697)	2,132,618
Adjustments for non-cash items:
Depreciation, depletion and amortization	1,844,350	2,376,759
Stock-based compensation	604,845	-
Investment income	139,892	-
Accretion expenses	176,463	160,920
Minority interest	(38,934)	121,584
Impairment loss on fixed assets	6,022	-
Loss on acquisition of subsidiary	-	64,388
Reversal of allowance for doubtful accounts	(16,647)	(97,694)
Foreign exchange difference on long-term obligations	253,231	-
Deferred income taxes	(325,807)	28,029
Changes in assets and liabilities
Accounts receivable	(2,212,763)	(3,768,794)
Inventories	(888,611)	441,385
Accounts and taxes payable and other liabilities	(69,873)	183,894
Net cash ( used in)/ provided by operating activities	(4,254,529)	1,643,089
Investing activities:
Acquisition of property, plant and equipment	(1,128,691)	(1,970,960)
Proceeds from disposal of property, plant and equipment	11,730	3,724
Acquisition of intangible assets	(1,336)	(25,087)
Acquisition of investments	-	(46,620)
Decrease of accounts receivable (financial aid)	1,012,144	1,085,578
Increase in accounts receivable (financial aid)	-	(1,187,762)
Acquisition of oil and gas exploration assets	(1,955,855)	(45,928)
Net cash used in investing activities	(2,062,008)	(2,187,055)
Financing activities:
Increase in accounts payable (financial aid)	1,059,248	132,560
Proceeds from loans	10,035,736	1,791,939
Proceeds from common stock	200	-
Decrease of accounts payable (financial aid)	(956,961)	-
Repayment of loans	(3,801,312)	(3,325,062)
Payment of dividends	(44,146)	-
Net cash provided by/(used in) financing activities	6,292,765	(1,400,563)

Effect of exchange rates on cash	(130,437)	(397,850)

Net increase (decrease) in cash and cash equivalents	(154,209)	(2,342,379)
Cash and cash equivalents at beginning of the period	238,900	2,625,761
Cash at end of the period (Note 5)	84,691	283,382
Supplemental information
Interest paid	900,607	825,673
Income tax paid	-	711,173
Fixed Assets purchased as accounts payable	6,559,492	2,080,594

The accompanying notes are an integral part of these consolidated financial statements.

1

Background

(a)

Organization and environment

Caspian International Oil Corporation was organized under the laws of the State of Florida on April 9, 1987 as HWS November Corporation.  On May 19, 1989, the Company filed an amendment to its Articles of Incorporation changing its name to Abcor Products, Inc.  On August 22, 2005, the Company filed an amendment to its Articles of Incorporation changing its name to CRSI Group, Inc. (“CRSI Group, Inc.”)

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

On August 10, 2006 CRSI Group acquired all of the beneficial interest in the registered capital stock of Caspian International Oil Corporation (CIOC) B.V., a corporation organized under the laws of The Kingdom of the Netherlands (“CIOC”).  CIOC is a holding company that owns 95% of the equity in each of two limited liability partnerships organized under the laws of the Republic of Kazakhstan:  SIF Dank, LLP (“Dank”) and Kor-Tazh, LLP (“Kor-Tazh”).  Dank is engaged in the business of providing oil field services such as 2D and 3D seismic acquisitions, data processing and interpretation, reservoir modelling and topography to the oil exploration industry in Kazakhstan.  Kor-Tazh operates an oil field in western Kazakhstan. CIOC BV was treated as an acquirer for accounting purposes. A new Board of Directors was elected that is comprised primarily of the former directors of CIOC BV. The Company’s financial statements are presented as a continuation of CIOC BV, and not those of CRSI, and the capital structure of the Company is now different from that appearing in the historical financial statements of CRSI due to the effect of the recapitalization.

On October 6, 2006 Articles of Merger were filed with the Division of Corporations of the Florida Department of State, according to which CRSI Group, Inc was merged with and into its subsidiary, Caspian International Oil Corporation, for the purpose of changing the company’s domicile from Florida to Delaware. Each share of common stock of CRSI Group, Inc outstanding prior to the merger was changed and converted into one fully paid share of common stock of Caspian International Oil Corporation.

Hereinafter, Caspian International Oil Corporation and its wholly owned subsidiaries may be referred to individually or in the aggregate as the "Company".

(b)

Kazakhstan business environment

Company activity is subject to economical, political and social risks inherent to doing business in Kazakhstan. Those risks include the consequences of government policy, economic conditions, legislative changes in tax and laws and currency exchange rates fluctuations.

2

Basis of preparation

The Company’s operations are subject to country risk, being the economic, political, and social risks inherent in doing business in Kazakhstan. These risks include matters arising out of the policies of the government, economic conditions, imposition of or changes to taxes and regulations, foreign exchange fluctuations and the enforceability of contract rights.

2

Basis of preparation (continued)

(a)

Statement of compliance

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

The accompanying unaudited financial data as of and for the nine months ended September 30, 2007 and 2006 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the footnotes thereto included in the Company’s annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary  to present fairly the financial position, results of operations, and cash flows as of and for the nine months ended September 30, 2007 have been made. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

 (b)

Principles of consolidation

These consolidated financial statements include the financial position and results of the Company and controlled subsidiaries of which the Company directly or indirectly owns more than 50% of the voting interest, unless minority interest shareholders have substantive participating rights. Investments in companies of which the Company directly or indirectly owns more than 50% of the voting interest but where minority interest shareholders have substantive participating rights, and investments in companies of which the Company directly or indirectly owns between 20% and 50% of the voting interest and over which it exercises significant influence but not control, are accounted for using the equity method of accounting. Equity investments and investments in other companies are included in “Investments” in the consolidated balance sheet.

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

2

Basis of preparation (continued)

For the purposes of presenting consolidated financial statements prepared in conformity with US GAAP, the USD is considered to be the reporting currency of the Company.

(d)

Functional and reporting currency

For presentation purposes, the consolidated financial statements are translated into USD using the current-rate method. Accordingly, assets and liabilities are translated at rates of exchange in effect at the consolidated balance sheet date. Capital accounts are translated at their historical exchange rates when the capital stock was issued. Retained earnings are translated at the translated amount at the end of the prior period, plus the translated amount of the net income for the period, less the translated amount of any dividends declared during the current period. Revenues and expenses are translated at average rates of exchange in effect during nine months ended September 30, 2007. Differences arising from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Exchange differences are recognised in profit or loss in the period in which they arise.

The Company has not entered into any material transactions that are denominated in hyper-inflationary currencies.

For translation purposes the Company has used the closing exchange rates of USD 1 to KZT 120.96.

(e)

Convertibility of the Kazakhstan Tenge (KZT)

KZT is not a convertible currency outside the Republic of Kazakhstan. Accordingly, any conversion of KZT amounts to USD should not be construed as a representation that KZT amounts have been, could be, or will be in the future, convertible into USD at the exchange rate shown, or at any other exchange rate.

(f)     Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. For the nine month period ended September 30, 2007 the Company had a substantial net loss of $3,726,697. For the three months ended September 30, 2007 the net loss was $910,568. As of September 30, 2007 the company had $1,559,275 of negative working capital and $84,691 of cash with which to satisfy any future cash requirements. These factors raise substantial doubt about our ability to continue as a going concern.

During the first six months of 2007 the Company’s profitability was unfavourably impacted by certain situations which have not continued into the third quarter 2007 and are not expected to continue in future periods. These situations prevented Dank, the company’s revenue generating subsidiary, from fully utilizing its work crews. Included in these situations were particularly harsh winter conditions which delayed seismic crews from getting into the field. Also, one of the Company’s seismic crews was put on standby status well into the second quarter of 2007 while our client attempted to resolve an issue with the Uzbek government.

Included in the third quarter and nine months results for 2007 was $477,608 of  General and Administrative expense related to James Knight, the Company’s former CEO. The CIOC Board of directors terminated Mr. Knight’s employment agreement on July 31, 2007. The amount expensed represents  the cost incurred by the Company to settle all disputes related to Mr. Knight’s contract.

Barring any other unforeseen events, especially those that prevent Dank from fulfilling its contracts on schedule, the Company expects to return to profitability. In July, 2007 Dank signed three new contracts totalling $26.8 million. In August, 2007 the Company added a fourth seismic crew and currently all of Dank’s crews are engaged on contracts. Finally, the Company has implemented a program to reduce general and

2

Basis of preparation (continued)

administrative costs of its Corporate headquarters. Management believes these factors will contribute towards achieving profitability. Therefore, the consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

(c)

Receivables

Trade accounts receivable are recorded at their transaction amounts less provisions for doubtful debts. Provisions for doubtful debts are recorded to the extent that there is likelihood that any of the amounts due will not be obtained.

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

Internal costs, including salaries, benefits and other salary related costs, which can be directly identified with acquisition, exploration or development activities, are capitalized while any costs related to production, general corporate overhead, or similar activities are charged to expense. Geological and geophysical costs not directly associated with a specific unevaluated property are included in the amortization base as incurred. Capitalized internal costs directly identified with the Company’s acquisition, exploration and development activities amounted to approximately $ 2,007,790 and $ 38,203 during the nine months ended September 30, 2007 and 2006, respectively. The Company also capitalizes a portion of interest expense on borrowed funds.

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

(h)

Impairment

In accordance with SFAS No 144 Accounting for the Impairment or Disposal of Long–lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortisation, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

(m)

Revenue recognition

Revenue for oil field services companies is recognized when we determine that following criteria are met: (i) persuasive evidence an arrangement exists; (ii) services have been rendered; (iii) the fee is fixed or determinable; and (iv) collectibility is reasonable assured. All advance client payments are classified as unearned revenues until services are provided.

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

 (n)

Rental income

Rental income from rent of equipment is recognized on a straight-line basis over the term of the relevant lease.

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

(q)

Segment reporting

SFAS No. 131 ‘Disclosures about Segments of an Enterprise and Related Information’ requires that a business enterprise report financial and descriptive information about its reportable operating segments. The Company’s business activities are conducted predominantly through two major business segments: oil field services and oil field exploration. Oil field services are presented by 2D and 3D seismic acquisitions, data processing and interpretation, reservoir modelling and topography to the oil exploration industry in Kazakhstan. Oil field exploration is presented by operating an oil field in western Kazakhstan.

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

 (s)

Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretations No.48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognised in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. The Company adopted the provisions of FIN 48 in the first quarter 2007. There has been no changes in the second or third quarters and there is no significant impact on its Consolidated Financial Statements.

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

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. FSP Fin 39-1 has had  no impact on our financial statements as of September 30, 2007.

(t)

Share-Based Compensation

The Company accounts for share based compensation in accordance with the provisions of SFAS No. 123r which requires that the compensation cost relating to share based payment transactions be recognized in financial statements. The Company has issued to certain employees shares of common stock and stock options in compensation for the execution of employment agreements.  Following is a summary of employee awarded shares of common stock and stock options for the nine months ended September 30, 2007:

                                                                                    Shares

                                                                        Common        Stock

                                                                        Stock             Options

                                Granted Dec. 2006        500,000        1,875,000

                                 2007 Awards                  60,000           450,000

                                 2007 Terminations       (410,00)     (1,525,000)

                                 At Sept. 30, 2007         150,000            800,000

The fair value of the shares of common stock and the stock options are being amortized on a straight line basis over the respective vesting periods. The shares vest after one year of service while the stock options vest over three years of service.  For the three and nine months ended September 30, 2007 the Company recorded in General and Administrative Expense  $57, 888 and $288,095, respectively , as employee  share based compensation cost.

Employee stock options are valued using the Black –Scholes method based on the following weighted average assumptions:

          Expected Dividend Yield           0.0%

          Risk Free Interest Rate               4.9%

          Expected life (years)                   1.5

          Volatility                                    110%

The weighted average fair value of the 800,000 employee stock options is $0.33 per share. As of September 30, 2007 the remaining deferred compensation cost for the employee stock options was $191,813 .

The fair value of the shares of common stock is based on the market value of the stock on the dates of execution of the employment agreements. The weighted average value  of the 150,000 shares is $0.79 per share. As of September 30, 2007 the amount of deferred compensation cost for the common stock shares is $34,800.

In February, 2007 the Company issued 200,000 shares of its common  stock to a third party in exchange for its undertaking to provide the Company with corporate consulting services principally related to investor relations. The market value of the stock was $0.51 per share and resulted in the Company recording $102,000 of General and Administrative expense.

In May, 2007 the company issued 275,000 shares of its common stock to an outside Director of the Company in compensation for services regarding marketing and communication. Such services are outside the  Director’s responsibilities as a member of the Company’s Board of Directors. The agreement expires on October 31,2007.  For the nine months ended September 30, 2007, $ 68,750 was charged to General and Administrative expense, representing the market value of the stock during the performance period

In September, 2007 the company issued 100,000 shares of it common stock to a third party to provide, over a three month period,  expert consulting services regarding marketing and communication. The market value of the stock will be charged to General and Administrative expense over the term of the agreement with $10,000 being charged for the three months ended September 30, 2007.

In November, 2007 the Company executed a settlement agreement with its former CEO whose contract was terminated by the CIOC Board of Directors in July, 2007. As part of the settlement agreement, the former employee was awarded the shares (400,000) and stock options ( 1,500,000 , strike price  of $0.40) which would have vested over the term of the employment contract. The fair value of the shares and options was $136,000 and was included in General and administrative expense.

Share based compensation recorded as General and Administrative expense   by the Company for the three and nine months ended September 30, 2007 is summarized in the following table:

                                                                        For the period ending September 30, 2007

                                                                                    3 Months                 9 Months

             Employee Compensation                                $ 57,888                  $ 288,095

             Third Party Compensation(Including               182,667                     316,750

              Settlement with former CEO)

             Total Share Based Compensation                   $ 240,555                $ 604,845

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

5

Cash

As of September 30, 2007
USD

Cash held in bank - KZT	45,632
Cash held in bank - other currencies	32,466
Petty cash	6,593

84,691

Accounts receivable, net

As of September 30, 2007
USD

Trade receivables	3,419,923
Financial aid to related parties	399,820
Advances paid	650,422
Taxes prepaid	33,011
Receivables from employees	109,210
Loan receivable from employee	84,805
Deferred expenses	131,452
Other receivables	8,448
4,837,091
(

Less allowance for doubtful accounts	(141,425)

4,695,466

The activity in the allowance for doubtful accounts is as follows:

	For nine months ended September 30, 2007	For nine months ended September 30, 2006
	USD	USD

Allowance for doubtful accounts at the beginning of the period	150,529	113,672
Recovery of bad debt allowance	(16,647)	-
Foreign currency translation adjustment	7,743	5,856

Allowance for doubtful accounts at the end of the period	141,625	119,528

7

Inventories

As of September 30, 2007
USD

Spare parts	2,174,992
Fuel	108,383
Other materials	67,444

2,350,819

Investments

Investments as of September 30, 2007 amounting to USD 192,022 represent shares of PGD Services, LLP (“PGDS”). In accordance with the agreement, dated April 5, 2006, Dank acquired 100% of PGDS’s shares from Janseitov Nurlan Sattarovich (85%), Janseitova Irina Petrovna (5%), Safronov Gennadiy Nikolayevich (5%) and Sapozhnikov Anatoliy Ivanovich (5%). In accordance with the agreement signed between Dank and Paradigm Geophysical B.V. on providing processing and analysis of seismic data services in Kazakhstan, Paradigm Geophysical B.V. has the power to govern the financial and operating policies of the PGDS. Management of the Company considers that the Company does not have control but has significant influence over PGDS. Therefore PGDS is not consolidated in the Company’s consolidated financial statements. Investments in PGD are accounted for using the equity method. Income of PGDS for the nine months ended

September 30, 2007 in the amount of USD 139,892 was recognised in the consolidated income statement for the nine months ended September 30, 2007 under the equity method.

Oil and gas exploration assets

As of September 30, 2007
USD

Oil and gas exploration assets
Evaluated	1,656,626
Unevaluated	3,472,246
Less accumulated depletion	-

5,128,872

10 Property, plant and equipment
As of September 30, 2007
USD

Machinery and equipment	29,726,128
Vehicles	1,920,912
Land and buildings	634
Other property, plant and equipment	213,834
31,861,508

Less accumulated depreciation	(13,390,137)

18,471,371

Total depreciation for nine months ended September 30, 2007 was USD 1,778,251, of which USD 1,729,265 (97.25%) was recorded in production expenses and USD 48,986 (2.75%) was recorded in general and administrative expenses.

Intangible assets

As of September 30, 2007
USD

Program software	656,862

Less accumulated amortization	(457,738)
199,124

12

Accounts payable and other liabilities

As of September 30, 2007
USD

Trade accounts payable	1,138,444
Payables to employees	1,046,868
Financial aid from related parties	554,221
Payable to related parties	116,112
Payables to pension fund stipulated by the law of the Republic of Kazakhstan	224,198
Interest payable	370,615
Vacation provision	82,011
Other payables	398,828

3,931,297

13

Loans

As of September 30, 2007
USD

Bank TuranAlem:
KZT – fixed from 11.66% to 15%	6,528,950
USD – fixed at Libor + 5.65%	11,768,826
18,297,776
Shareholder
USD – fixed at 4.00%	116,862
116,862
Shareholder
USD - fixed at 6.00%	100,000
100,000

Eastern Venture, BV
USD	30,000
30,000
18,544,638

Short-term loans	3,966,038

Long-term loans	14,578,600
18,544,638

Loans (continued)

. Following is a summary of the Company’s significant  outstanding loans with BTA  as of September 30, 2007:

                     Date Issued    Date Expires   Purpose                  Rate       Balance, 9/30/2007

Dank             April, 2005     June, 2010     Equipment              12.39%      $3,605,093

                      May, 2007      May, 2009     Equipment              12.36%          797,175

                      May,2007       Mar, 2012      Equipment              11.66%       4,721,509

                      May,2007       May,2010       Equipment              12.96%         819,300

                      June,2007       June,2010       Working Capital     13.20%         375,000

                      April,2007       Mar,2012       Equipment              15.00%         330,633

                       Mar,2007        Mar,2008       Working Capital     15.00%         330,633

                       May,2007        May,2008      Working Capital     15.00%         309,968

                        July,2007        Oct,2007       Working Capital      12.50%      1,450,750

                        July,2007        Oct,2007        Working Capital       12.50%       495,949

Kor-Tazh      April,2007        Apr,2012       Develop oil field       15.00%        395,172

                      May,2007         May,2012      Develop oil field       15.00%        279,018

                       May,2007         May,2012     Develop oil field       15.00%     1,192,956

                       July,2007          July,2012      Develop oil field       15.00%        404,238

14

Taxes Payable

As of September 30, 2007
USD
Income tax	645,676
Personal income tax	292,575
Social tax	109,036
VAT payable	286,602
Vehicle tax	1,852
Property tax	7,999
Other taxes	57,472

1,401,232

Obligation for historical reimbursement

As of September 30, 2007
USD

Obligation for historical reimbursement as of December 31, 2006	2,927,930
Accretion expense	166,432

Obligation for historical reimbursement as of September 30, 2007	3,094,362

On August 4, 2004 the subsurface contract # 1483 on Zhetibay Severo-Zapadnay oil and natural gas field was assigned to Kor-Tazh.  The contract was concluded for twenty years ending 2024 with five years for exploration at the date of contract commencement.

The Company through its purchase of Kor-Tazh is obliged to reimburse USD 6,363,310, which represents historical costs incurred by the Republic of Kazakhstan for the oilfield as per the terms of the subsurface contract. Settlement of the obligation for historical reimbursement should be made in line with a payment schedule agreed between Kor-Tazh and the Government. The remaining amount shall be paid by equal portions starting from the ending date of the exploration period. Therefore no payments were made during nine months ended September 30, 2007. The obligation is discounted at 7.65%, being the estimated credit-adjusted risk free discount rate.

Asset retirement obligations

As of September 30, 2007
USD

Asset retirement obligation as of December 31, 2006	176,535
Accretion expense	10,031

Asset retirement obligation as of September 30, 2007	186,566

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

On August 10, 2006 CIOC B.V acquired CRSI Group, Inc. (subsequently changed to CIOC) in a reverse acquisition transaction. The stockholders’ equity section of the consolidated balance sheet as of September 30, 2007 is that of the nominal acquiree CIOC B.V., not the nominal acquirer CRSI Group, Inc. (subsequently changed to CIOC). Consequently, the amount shown for capital is valued in terms of the issued capital of CIOC B.V., plus the cost of the acquisition, which is equal to zero. The number of shares issued and outstanding of the nominal acquirer CRSI Group, Inc. is 63,167,028 as of September 30, 2007.

17

Stockholders’ equity (continued)

The Company’s stock option activity during the nine months ended September 30, 2007 is summarized in the following table:

	Options	Weighted Average
	Outstanding	Exercise Price	Fair Value
Balance 12/31/2006	2,025,000	0.52	0.38
Awards in 2007	450,000	0.38	0.16
Terminations in 2007	(1,525,000)	0.40	0.35
Settlement in 2007	1,500,000	0.40	0.06
Balance 9/30/2007	2,450,000	0.50	0.17

Income tax

The income tax charge in the income statement comprised:

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
	USD	USD	USD	USD

Current tax (expense)/benefit	-	257,507	-	1,158,458
Deferred tax (expense)/benefit	(222,974)	25,664	325,807	28,029

	(222,974)	283,171	325,807	1,186,487

Relationship between tax expenses and accounting income for the three and nine months ended September 30, 2007 and 2006 is explained as follows:

	Three months ended September 30, 2007	Three months ended September 30, 2006	Nine months ended September 30, 2007	Nine months ended September 30, 2006

Income/(loss) before income taxes	(660,020)	$ 605,652	(4,091,438)	3,319,105
Expected tax (provision)/benefit	198,006	(181,696)	1,227,431	(995,732)
Add tax effect of:
Permanent differences	(420,980)	(101,475)	(901,624)	(190,755)
	(222,974)	$ 283,171	325,807	$ 1,186,487

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

As of September 30, 2007
USD
Deferred tax assets:
Intangible assets	41,651
Accrued interest	69,623
Accrued tax liabilities	42,310
Tax losses carried forward	889,835
1,043,419
Deferred tax liabilities:
Fixed assets and intangible assets	2,091,782

Net deferred tax liability	1,059,871

Deferred tax asset arises from Kor-Tazh Oil and Gas Assets, for which 100% allowance was created until the Company starts drilling activities.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The changes in the deferred tax assets and deferred tax liabilities are as follows:

	Deferred Tax Assets As of September 30, 2007	Deferred Tax Liabilities As of September 30, 2007
	USD	USD
At the beginning of the year	60,881	1,371,062
Charge recognized in income	916,653	590,846
Foreign currency translation adjustment	65,885	129,874

At the end of the period	1,043,419	2,091,782

Earnings per share

	For the three months ended September 30, 2007	For the three months ended September 30, 2006	For the nine months ended September 30, 2007	For the nine months ended September 30, 2006
	USD	USD	USD	USD

Net profit/(loss) attributable to ordinary shareholders	(910,568)	322,481	(3,726,697)	2,132,618

Weighted average number of outstanding common shares	63,167,028	55,537,473	62,822,640	55,537,473
Weighted average number of outstanding common shares after dilution	63,167,028	55,537,473	62,822,640	55,537,473

Basic and diluted earnings per share	(0.01)	0.01	(0.06)	0.04

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company's common stock equivalents at September 30,

2007 include 2,450,000 unexercised options .The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

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

Business segments	Oil field services	Oil field exploration	Eliminations	Consolidated
USD	For the nine months ended September 30, 2007	For the nine months ended September 30, 2007	For the nine months ended September 30, 2007	For the nine months ended September 30, 2007
Revenues
Sales to third parties	10,949,297	-	-	10,949,297
Inter-segment sales	1,855,422	-	(1,855,422)	-
Total sales	12,804,719	-	(1,855,422)	10,949,297
Expenses
Investment income	139,892	-	-	139,892
Production and operating expenses	(11,564,679)	-	1,651,177	(9,913,502)
General and administrative expenses, operating	(2,216,589)	(230,284)	-	(2,446,873)
General and administrative expenses, corporate	(1,142,821)	(1,142,819)	-	(2,285,640)
Accretion expenses	-	(176,463)	-	(176,463)
Interest expense	(851,761)	(48,846)	-	(900,607)
Foreign currency exchange gain, net	286,295	152,552	-	438,847
Other non-operating income, net	104,175	(564)	-	103,611
Income tax (expense)/benefit	325,807	-	-	325,807
Net income/(loss)	(2,595,083)	(966,304)	(165,310)	(3,726,697)
Total assets	30,341,145	6,801,594	(4,976,533)	32,166,206

Segment reporting (continued)

Business segments	Oil field services	Oil field exploration	Eliminations	Consolidated
USD	For the nine months ended September 30, 2006	For the nine months ended September 30, 2006	For the nine months ended September 30, 2006	For the nine months ended September 30, 2006
Revenues
Sales to third parties	16,953,258	-	-	16,953,258
Inter-segment sales	846,378	-	(846,378)	-
Total sales	17,799,636		(846,378)	16,953,258

Expenses
Production and operating expenses	(11,551,993)	-	840,577	(10,711,416)
General and administrative expenses, operating	(2,185,167)	(67,111)	97,693	(2,154,585)
General and administrative expenses, corporate	(102,489)	(102,489)	-	(204,978)
Accretion expenses	-	(160,920)	-	(160,920)
Interest expense	(668,255)	-	-	(668,255)
Foreign currency exchange gain, net	386,446	23,644	-	410,090
Income tax expense	(1,186,487)	-	-	(1,186,487)
Net income	2,533,574	(306,876)	91,892	2,132,618
Total assets	22,606,225	3,527,589	(3,618,050)	22,699,647

Commitments and Contingencies

Capital Commitments

Under the terms of the subsurface contract, Kor-Tazh is required to spend a total of USD 14.6 million in exploration and development activities on the oilfield during twenty years.  The failure to make these minimum capital expenditures could result in the loss of the subsurface contract.

In accordance with the subsurface contract, the Company is committed to contribute to social sphere development in the total amount of USD 844,000 for all oilfields during the twenty years.  During the nine months ended September 30, 2007, the Company had not made any payments.  Management believes that the Company will meet this obligation within the exploration phase.

In accordance with the subsurface contract, the Company is committed to finance professional training in the total amount of USD 146,000 for all oilfields during the twenty years.  During nine months ended September 30, 2007, the Company had not made any payments.  Management believes that the Company will meet this obligation within the exploration phase.

The following table lists our significant commitments at September 30, 2007, excluding current liabilities as listed on our balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment	$ 12,497,000	$ 997,000	$ 7,900,000	$ 500,000	$ 3,100,000
Historical cost Due to the Government of Kazakhstan	$ 6,267,860	-	$ 417,860	$ 835,700	$ 5,014,300
Social sphere development commitment	$ 844,000	$ 94,000	$ 126,000	$ 85,000	$ 539,000
Obligation to finance professional training	$ 121,555	$ 6,555	$ 79,000	$ 5,000	$ 31,000
Asset retirement obligation	$ 216,000	-	-	-	$216,000
Loans	$ 18,544,638	$ 3,966,024	$ 5,462,391	$ 7,097,722	$ 2,018,501
Interest expense	$ 3,076,430	$ 796,777	$ 1,463,708	$ 692,767	$ 123,178
Total	$ 41,497,782	$ 5,891,656	$ 15,527,956	$ 9,221,189	$ 10,856,979

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

Taxation contingencies:

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

Post balance sheet events

There were no significant post balance sheet events after September 30, 2007.

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

Management remuneration

Key management received the following remuneration during the year, which is included in general and administrative expenses:

	For nine months ended September 30, 2007	For nine months ended September 30, 2006	For three months ended September 30, 2007	For three months ended September 30, 2006
	USD	USD	USD	USD
Salaries and bonuses	527,961	309,203	176,688	100,240
Other long-term service benefits provided	-	-	-	-
Termination benefits	-	-	-	-
	527,961	309,203	176,688	100,240

Transactions with other related parties

The Company’s other related party transactions are disclosed below.

USD	Transaction value	Transaction value	Transaction value	Transaction value
For nine months ended September 30, 2007		For nine months ended September 30, 2006	For three months ended September 30, 2007	For three months ended September 30, 2006
Services provided:
Other related parties
“PGD Services” LLP	139,892	235,032	121,193	-
“Batyr Ltd” LLP	-	115,889	-	47,993
Cost of services purchased:
Other related parties
“Batyr Ltd” LLP	-	-	-	-
	139,892	350,921	121,193	47,993
Property, plant and equipment disposal:
Other related parties
“Batyr Ltd” LLP	203,037	3,916	68,395	-
Financial aid received:
Shareholder
Timur Bergaliyev	680,005	107,954	118,812	-
Other related parties
Transmash Service Plus	-	29,335	-	-
	1,059,248	137,289	193,548	-
Financial aid paid:
Shareholder
Timur Bergaliyev	483,222	-	180,096	-
Other related parties
“Batyr Ltd” LLP	24,708	-	-	-
Kazakhstan National Technical University	-	3,814	-	-
“Kazpromgeophysics” JSC	379,243	-	182,719
“Caspian Logging Services” LLP	32,026	406,202	-	-
“City Lux” LLP	37,762	29,294	37,762	-
	956,961	439,310	400,577	-

USD
Outstanding balance As of September 30, 2007
Financial aid received:
Shareholder
Timur Bergaliyev, payable	532,081
Other related parties
Granit Rielti Investment, payable	12,136
544,217
Finacial aid paid:
Other related parties
“Caspian Logging Services” LLP, receivable	363,757
“Batyr Ltd” LLP, receivable	434,772
“City Lux” LLP	31,746
Others	27,156
857,431
Loans Received:
Shareholder, payable	216,862
216,862

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

Results of Operations

The Company’s revenue is currently provided by Dank, our oilfield service subsidiary.  Although we have not experienced any abatement of demand for Dank’s services in 2007, our revenue for the nine months ended September 30, 2007 fell by 35%, from $16,953,258 in the nine months ended September 30, 2006 to $10,949,296 in the nine months ended September 30, 2007.  The fall-off in revenue can be attributed primarily to three situations that arose earlier this year, each of which had an unfavorable impact on operating results.

•

There were particularly harsh winter conditions in Kazakhstan in early 2007.  This delayed all three of our seismic crews from getting into the field in the first quarter of the year.

•

During the first four months of 2007, a large Dank seismic crew that had contracted to work in Uzbekistan was put on standby status while our client attempted to resolve an issue with the Uzbek government. Dank received a standby fee from that client, but the fee did not fully offset the loss of revenue caused by the delay. Dank and the client ultimately agreed to defer the project.

•

During the second and a portion of the third quarter of 2007, one of Dank’s seismic crews was contracted by Kor-Tazh, the Company’s oil exploration and production subsidiary, to provide 3D seismic data as part of the development plan for the oil field. Dank was chosen to provide the 3D seismic data because of the quality of service which Dank is known to provide. Also, the location of Kor-Tazh’s oil field is in rough terrain and many other seismic companies would not attempt this project, which is a critical part of the oil field development plan. Generally accepted accounting principles prevent the Company from recognizing revenue and profit on this intra-Company transaction in our consolidated results. On a consolidated basis, the expenses incurred by Dank to produce the seismic data for Kor-Tazh, which totaled $1,651,17, were capitalized as part of our oil exploration and production assets.

This accumulation of special circumstances caused the 35% reduction in nine month revenues.  Since only one of the situations continued into the third quarter, the fall-off in revenue for the recent quarter was less pronounced.   Revenue for the three months ended September 30, 2007 was $5,255,761, a reduction of 8% from the $5,706,355 in revenue realized in the three months ended September 30, 2006.

We expect our revenue to return to and exceed 2006 levels in the coming months.  During the third quarter of 2007 Dank finalized three contracts totaling $26.8 million dollars to provide services in 2007 and 2008. Also, in August, 2007 Dank added a fourth seismic crew. Currently all four crews are engaged on contracts in Kazakhstan. In addition, the Company is evaluating the possibility of adding additional seismic crews for work in Kazakhstan as well as other countries. The decision regarding whether to expand our operations  in this manner will depend, in part, on how soon the banking issues discussed in “Liquidity and Capital Resources” below are resolved.

For the first nine months of 2007 we recorded a net loss of $3,726,697 as compared to net income of $2,132,618 for the first nine months of 2006.  In the third quarter, we also suffered a reversal, as we incurred a net loss of $910,568 in the quarter ended September 30, 2007, compared to net income of $322,481 in the quarter ended September 30, 2006.  In both cases, the reversals were primarily caused by the reduction in revenues and by sharp increases in general and administrative expense.  General and administrative expense for the first nine months of 2007 was $4,732,513, as compared to $2,359,563 for the first nine months of 2006.   For the third quarter, general and administrative expense was $2,250,502 in 2007 and $879,461 in 2006.

The primary reason for the sharp increase in general and administrative expense is the fact that our operations were reverse merged into a U.S. public company in August 2006.  During the first nine months of 2007 we incurred $1,720,671 in expenses that we attribute to our new U.S. corporate  office.  Included in those expenses are the legal and accounting fees that we incurred in order to comply with SEC reporting requirements, substantial expenses that we incurred for public relations and investor relations in connection with our efforts to increase awareness of our company within U.S. capital markets, and the payroll expenses of our corporate headquarters.

One new category of general and administrative expense that has resulted from our status as a public company is stock-based compensation expense.  In order to secure the services of executives and consultants who are experienced in managing public companies, market demand for the services of these individuals necessitates that we offer equity compensation.  During the first nine months of 2007, therefore, we recorded $604,845 of stock based compensation expense, including $288,095 for employee compensation and $316,750  for compensation to non-employees. There was no similar expense recorded in 2006.  The employee compensation expense represents the value of stock and stock options granted to certain employees in compensation for the execution of employment agreements. Non-employee compensation expense represents the value of stock awarded for corporate services, principally investor relations and corporate communications.  It is likely that we will continue to incur stock-based compensation expense for the immediate future, as we continue our efforts to develop the network of relations in the capital markets that will justify the expenses we are incurring in order to be a public company.

Subsequent to the end of the quarter, the Company reached a settlement with James Knight , the Company’s former CEO, regarding claims arising from the termination of his employment agreement on July 31, 2007.  Based on that settlement, the Company accrued $477,608 as the anticipated expense attributable to its obligation to Mr. Knight, which will be satisfied in a combination of cash payment and vesting of equity previously issued.  The accrual was included in our General and Administrative expense for the three and nine months ended September 30, 2007.

One additional item of expense that contributed to our net loss was the increased interest that we are paying on our bank debt.  Interest expense for the nine months ended September 30, 2007 was $900,607, compared to $668,255 for the nine months ended September 30, 2006. In the three months ended September 30, 2007 interest expense was $485,161, compared to $205,818 in the third quarter of 2006.  The higher interest expense was due to the increased level of borrowing by Dank, principally for equipment needed to meet the increased demand for its services. Our exploration subsidiary, Kor-Tazh, is also now incurring substantial interest costs.  However, the majority of interest expense incurred by Kor-Tazh in the development of its oil field is being capitalized as oil and gas exploration assets on our balance sheet.  For the reasons discussed below under “Liquidity and Capital Resources,” we expect our interest expense to increase during the coming year.

Income tax benefits of $325,807 were recorded for the first nine months of 2007, compared to $1,186,487 of income tax expense recorded for the first nine months of 2006. We are recording a tax benefit for losses incurred by Dank, since we expect to offset those losses against taxable income from Dank during the remainder of 2007. However, no tax benefit is being recorded for the loss attributable to the general and administrative expenses of our U.S. corporate office.

The challenge for the Company in future months, as our revenues return to prior levels, will be to generate sufficient operational profits to offset the expenses brought about by our new status as a public company.  At the same time, we must seek to control those overhead expenses as closely as is reasonable in light of the Company’s overall plans for capital financing.  Management is currently engaged in a close analysis of its overhead expenses, and has reduced corporate overhead substantially as a result.  Our expectation is that, with a reduced overhead burden in place, revenues will rise sufficiently to enable us to return to profitability within the next several months.

Liquidity and Capital Resources

During 2007 the Company has obtained a substantial increase in its capital resources by expanding the lines of credit afforded to us by our primary lender, Bank Turan Alem (“BTA”).  During the second quarter of 2007 BTA increased Dank’s credit line to $17,900,000. At the same time, BTA approved a $5,000,000 credit line for Kor-Tazh, our oil exploration and production

subsidiary.To secure the financing for Kor-Tazh, Dank issued a $2,000,000 guaranty in favor of BTA.

The increased credit facility has allowed Dank to expand its operations and bid more aggressively for business, as evidenced by the addition of a fourth seismic crew and the signing of substantial contracts, all of which occurred during the third quarter of 2007.

At the same time, Kor-Tazh was able to commence development activities at its North-West Zhetybai oil field by having a 3D seismic survey conducted on the field. The survey has been completed and is being analyzed to help determine the optimal location for future development wells in the field. Our current development plan calls for the re-entry of three existing wells during the fourth quarter of 2007.  We currently anticipate that the re-entered wells will commence oil production planned by mid year 2008, and that we will commence drilling a new development well in the later part of 2008.

Late in the third quarter of 2007, however, the credit available from BTA was affected by the international banking crisis that emerged in late August.  At that time, BTA notified both Dank and Kor-Tazh that the interest rates for loans under their respective credit lines would be increased. The overall interest rate for Dank’s credit lines was increased about 1 percentage point, while the interest rate charged to Kor-Tazh increased by one-half of a percentage point.  At its current debt level, the increased interest charged to Dank will amount to approximately $49,000 per quarter.

At the same time, in response to the international credit squeeze, BTA announced publicly that borrowings under its outstanding credit lines would be halted for all customers until further notice. The information currently available to the Company indicates that this suspension of credit is temporary, and we expect it to be resolved in 2007.  If that is correct, the credit suspension should have no effect on Dank, which has fully utilized its line of credit.  Kor-Tazh, however, intends to utilize the $2.2 million of credit available on its line for the development of its oil field. Development of the field will be will be delayed if the suspension of credit continues too long into the winter.

The Company’s debt level has increased significantly during 2007 as a result of  expanded operations and the development of its oil field.  The Company’s aggregated debt service obligations at September 30, 2007 are shown in the following table:

Contractual                                      Less than                                                     Over

Obligation                  Total              1 year           1-3 Years       4-5 years          5 years

BTA-Dank             $ 15,490,330    3,719,162       5,462,391       4,290,276        2,018,501

BTA-Kor-Tazh           2,807,446              -                   -               2,807,446               -_

Total BTA              $ 18,297,776     3,719,162       5,462,391       7,097,722        2,018,501

Other                              246,862        246,862               -                      -                       -

Sub-total                 $18,544,638      3,966,024        5,462,391      7,097,722       2,018,501

Interest                        3,076,430         796,777        1,463,708         692,767         123,178

Total                        $21,621,068       4,762,801        6,926,099      7,790,489     2,141,679

We expect to incur higher debt levels during 2008, as we borrow to fund the further development of our oil field. In particular, the contract between Kor-Tazh and the Government of Kazakhstan, which awarded to Kor-Tazh the right to conduct hydrocarbon exploration and production in the North-West Zhetybai Field, obliges Kor-Tazh to invest at least $14,600,000 in the project prior to the end of 2009. While we expect to fund a portion of that obligation with revenue from the re-entered wells, a significant increase in our capital resources will be required in order for use to meet this obligation.  We anticipate incurring additional debt and, if possible, selling equity securities for this purpose.  At present, however, we have no commitment from any source to provide the additional financing.  Once financing is secured, our ability to service the additional debt and to provide a reasonable return on new equity investment, will determine our prospects for success.

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

Dank has financed its recent growth by borrowing from a Kazakh bank.  Currently we carry over $18 million in debt.  On approximately two-thirds of our debt we pay interest at LIBOR+5.65% per annum.  On most of the remaining debt we pay interest at 14% to 16%.  These high interest rates are a function of the relative volatility of the Kazakh economy and the difficulty of obtaining investment capital in Kazakhstan.  We hope to utilize our status as a publicly-held company to attract equity financing including convertible debt.  To some extent, however, we may still depend on debt financing to fund our expansion.  Although we will attempt to obtain future debt financing at more reasonable rates, there is no assurance that we will be successful in doing so.  If we are unsuccessful in these efforts, the resulting interest expense will have an adverse effect on our profitability.

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

We anticipate that amounts required to fund Kor-Tazh’s activities will be funded from operating cash flows, third-party financing and from joint venture partners.  Kor-Tazh currently has a $5 million credit line, on which it has drawn $2.8 million.  Additional funds will be required, however, as our contract with the Government of Kazakhstan requires that at least $14,600,000 be committed to development of Kor-Tazh’s oil field.  No commitments of additional funds have been received, however, and there can be no assurance that Kor-Tazh will have adequate funds available to finance its operations.

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

Item 1.

       Legal Proceedings

None.

Item 2.       Unregistered Sale of Equity Securities and Use of Proceeds

During the 3rd Quarter of 2007 Caspian International issued 100,000 shares of common stock to an independent entity.   The shares were issued in compensation for investor relations services. The shares were valued at the market value of the stock on the date of execution of the investor relations agreement, which was $0.45.   The sale was exempt pursuant to Section 4(2) of the Act since the sale was not made in a public offering and was made to an entity whose principals had access to detailed information about Caspian International and which was acquiring the shares for its own account.  There were no underwriters.

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

Date: November 12, 2007By:

 /s/ Nurlan Janseitov

       Nurlan Janseitov, Chief Executive Officer

By: /s/ David Fulton

       David Fulton, Chief Financial Officer

41