Form 10KSB
period 2007-12-31
CASPIAN INTERNATIONAL OIL CORP
filed 2008-04-15
CIK 816958

  UNITED STATES

  SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

     (Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007

                Or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _____________

Commission file number: 0-52485

CASPIAN INTERNATIONAL OIL CORPORATION
(Name of Small Business Issuer in its Charter)
Delaware	20-5588710
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4265 San Felipe, Suite 1100 Houston, TX	77027
(Address of principal executive offices)	(Zip Code)
(713) 960-6618
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

The issuer’s revenues for its most recent fiscal year were $18,432,427.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of March 31, 2008 was $2,049,272.

The number of shares outstanding of the issuer’s common stock, as of March 31, 2008 was 62,757,028.

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

ITEM 1.

DESCRIPTION OF BUSINESS

Caspian International Oil Corporation

On August 10, 2006 Caspian International Oil Corporation acquired all of the beneficial interest in the registered capital stock of Caspian International Oil Corporation (CIOC) B.V., a corporation organized under the laws of The Kingdom of the Netherlands (“CIOC”).  CIOC is a holding company that owns 95% of the equity in each of two limited liability partnerships organized under the laws of the Republic of Kazakhstan:  SIF Dank, LLP (“Dank”) and Kor-Tazh, LLP (Kor-Tazh”).  Dank is engaged in the business of providing oil field services such as 2D and 3D seismic acquisitions, data processing and interpretation, reservoir modeling and topography to the oil and gas   industry in Kazakhstan.  Kor-Tazh operates an oil field in western Kazakhstan, which Kor-Tazh’s independent petroleum engineers estimate to hold proved undeveloped reserves of oil totaling 2,161,104 barrels.

Oil Field Services

SIF (“Scientific Industrial Firm”) Dank, LLP was organized by Nurlan Janseitov in 1995. Since that time Dank has preformed oil field services such as seismic surveys and vertical seismic profiling of wells, as well as other scientific and technical services for the oil and gas industry.

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

•

Three dimensional (3D) field surveys

•

Upper level analysis using refraction and uphole methods

•

Multiwave vector seismology

•

Onsite and off-site data processing

•

Volume interpretation

•

Structural modeling

•

Topographical surveys

•

Geodetic monitoring of oil and gas fields

Dank, through an association with Paradigm Geophysical Services, LLP (“PGDS”) is able to efficiently provide its clients with processing and analysis of seismic data.    The FOCUS system developed by PGDS combines more than 450 processing programs with a database that encompasses all of the oil producing regions of Kazakhstan, including the Precaspian and Turgay depressions.  The FOCUS system is capable of modeling huge volumes of seismic data promptly and accurately.  In addition, PGDS has a working relationship with the Moscow Processing Centre that will provide support and expertise on the occasions when unique data issues emerge.

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

•

The GeoSec system applies principles of structural geology, including paleo-reconstructions, structural balancing and modeling of geological processes, to test the morphology of the developing model and provide predictions of interstitial porosity.

•

Reservoir evaluation is carried out through a combination of analytic tools, including interactive AVO analysis and seismic inversion through acoustic modeling.

During the period 2005-2007, Dank purchased approximately $15 million in advanced seismic related equipment. The majority of this equipment was provided by ION Geophysical (formerly Input/Output) of Houston, Texas.   This equipment has enabled Dank to provide services not previously available from any geophysical company operating in Kazakhstan and to carry out seismic vector analysis at an advanced level for the first time in Kazakhstan.

Ultimately it is the quality of Dank’s services that sets Dank apart from its competition in Kazakhstan.  In 2001, in Geneva, Dank was awarded the “Golden Star” by the International Committee of Quality of the Business Initiative Direction, S.A. (Madrid, Spain) in recognition of the quality of Dank’s performance.  In 2005 Dank’s management team was awarded the Certification of Compliance with ISO-9001, indicating achievement of the highest international standards for management. Recently, Dank was among the honorees for the “Leaders of National Economics Top 100” for 2006 in Moscow.  Those honored are selected by the International Business Council, Global Resources Management Association(Switzerland), Russia’s Ministry of Economic Development, the Russian Trade Federation and others.

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

The customers of Dank include many of the participants in the Kazakhstan oil industry, both Kazakh and foreign. In 2007, two customers were each the source of over 10% of Dank’s revenue: Samek International (47%) and Kazakhturkmunai (12%).   In 2006, three customers were each the source of over 10% of Dank’s revenue:  Samek International (41%), Alga Caspi Gas (20%) and South Oil (15%).

 Dank competes with a number of seismic survey providers, both domestic Kazakh and foreign.  The largest competitor, JSC KazakhstanCaspiyShelf, dominates the market for seismic surveys on the Caspian Sea due to its advanced aquatic equipment, but often co-ventures with Dank or others on land-based projects for which it has older equipment.  New competitors from China (BGP, owned by China National Petroleum Company) and Russia (AES, owned by INTERGRA)  are capturing market share from American and Kazakh companies, again due to the new equipment they bring.  So the primary factor in competitive success is the quality and quantity of the equipment a provider can offer.  For this reason Dank is engaged in an ongoing program of equipment upgrades, initiated by its $5.8 million purchase from ION Geophysical Corporation ( Input/Output, Inc.) in 2005 and $5.6 million in 2007.

In addition to equipment upgrades, Dank’s competitive strategy includes:

•

Continual development and implementation of new technologies.  For example, Dank’s introduction of vector seismic analysis provided it first mover position in a technology that is popular throughout the world but not previously available in Kazakhstan.

•

Continual improvements in fieldwork organization and work efficiency, with unvarying commitment to quality and safety.  In particular Dank is developing toward the goal of providing two shift operations for basic contracts, which would reduce the turnaround time Dank can guarantee its customers.

•

Continual training of personnel, including funding of specialized training in geophysical institutes.

•

Continual development of strategic alliances with participants in the oil service industry, particularly those relationships that will enable Dank to bid for projects that are beyond its capacity acting alone.

During the third quarter of 2007, Dank finalized three contracts for approximately $27 million to provide services in 2007 and 2008. In response to the increasing demand for its services, Dank added a fourth seismic crew and that crew began work in August, 2007.

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

Insurance

 Dank maintains full indemnification insurance against liability for injury to employees, third parties and property, as well as insurance for damage to vehicles and equipment in transit or on the worksite.  During 2007 the total of the premiums paid by Dank for insurance was $182,673.

             The corporate office of CIOC, headquartered in Houston, Texas maintains general liability insurance, property insurance, and workers compensation insurance as specified in the terms of its building lease agreement.  CIOC also maintains Directors and Officers liability insurance. Insurance premiums for the corporate office for 2007 were $33,396.

             Personnel

CIOC has three employees in its corporate headquarters.   The number of employees in its subsidiaries is as follows:

Company	Employees	Categories
Dank	908	Administration – 30 Engineering and Technical – 97 Field Crew – 781
Kor-Tazh	7	Administration – 5 Engineering - 2

All employees are on a full-time basis.  None of the employees in Kazakhstan belongs to a labor or trade union.  Management believes that its relations with its employees are good.

The following employees are considered “key” to the success of the business:

Key Employee

Age

Position

Mysyr Kurmanbayev

53

President of Dank

Gennadiy Safronov

56

First Vice President of Dank

Valery Pokidov

64

Vice President – Geology of Dank

Yerden Janseitov

31

Vice President – Production of Dank

Gennadiy Bannikov

54

General Director of PGD Services

Gani Belgibayev

34

Director of Procurement Department

Vladimir Karpenko

52

Director of Geodesy and Topography

                                                                            Department

             Kazbek Zhakslykov                 66         Director of Production Department

             Alexander Parafenovich          56         Director of Geophysics and Contract

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

Yerden Janseitov has been employed by Dank or PGD Services since 2001.  He is currently responsible for managing Dank’s production cycle.  From 2004 until 2006, Mr. Janseitov was Chief Geophysicist for PGD Services.  In 1998 Mr. Janseitov received a degree in heat and power engineering from the Almaty Institute of Power Engineering and Communication.  In 2000 he received a degree from the Geotechnological University with a specialization in mining engineering and geophysics.  Dank has an employment agreement with Mr. Janseitov that terminates in 2009.

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

          Alexander Parfenovich has been with Dank since 2001 and has been Director of the Geophysics and Contract Formulation Department since 2003. Mr. Parfenovich graduated with distinction from the Kazakh Polytechnical Institute in 1973with a major in Geophysics.

Oil Exploration and Production  (Kor-Tazh)

Kor-Tazh LLP was organized in 2001.  In August 2004 Kor-Tazh and the Ministry of Energy and Mineral Resources of the Republic of Kazakhstan signed a “Contract for Hydrocarbon Exploration and Production in the North-West Zhetybai Field of Mangistau Oblast.”  The Contract awards to Kor-Tazh the right and obligation to perform hydrocarbon exploration and production in the designated field, which measures 22 square kilometers.  The term of the Contract is 20 years, provided that Kor-Tazh is required to invest $14,600,000 in exploration and development activities in order to maintain its rights under the Contract.  The time schedule set forth in the Contract contemplates a period of preparation and exploration through 2009.  During the 1970s and 1980s, nine wells were drilled in the North-West Zhetybai Field and it is anticipated that up to four of these wells will be utilized in the development of the field.

In April 2006 Kor-Tazh completed the preparatory work contemplated by the Contract. During the second quarter of 2007 Bank Turan Alem (“BTA”) approved a $5,000,000 credit line for Kor-Tazh to be used for the development of the North-West Zhetybai field.   In order to secure the financing , Dank issued a $2,000,000 guaranty in favor of BTA.

             Also during the second quarter 2007, Kor-Tazh contracted with Dank to conduct a 3D seismic survey on the field. Based on the results of the completed survey, Kor-Tazh has submitted a request to extend the boundaries of the field. The data from the survey is being further analyzed to help determine the optimal location for future development wells. Kor-Tazh contracted with Halliburton, a major well service company in the U.S. to provide a drilling plan for the new development wells.

             Kor-Tazh is not producing any oil at this moment. Our current development plan calls for the re-entry of up to three of the existing wells during the second and third quarters of 2008.  We anticipate oil production from this re-entry program to commence by year-end 2008. In addition, we will continue to analyze the feasibility of drilling a new development well, with drilling to possibly  commence in the later part of 2008, subject to the availability of funds.

            The following table summarizes the estimated value of Kor-Tazh’s proved undeveloped oil reserves. It is based on production data formulated by Kor-Tazh’s independent petroleum engineers relative to the development of the proved reserves of North-West Zhetybai field and reflects (a) a oil  price of $61.82 per barrel in effect at December 31, 2007 and (b) a standardized measure of discounted net cash flows calculated at a 10% per annum.

  Total Proved

     Reserves

Oil/Condensate – barrels              2,161,104

Future net cash flow(FNCF)

$ 65,153,862

Discounted FNCF (@10%)

$ 35,571,568

The Contract between Kor-Tazh and the Ministry of Energy and Mineral Resources obligates Kor-Tazh to reimburse the Ministry the sum of $6,363,310 for the expenses it incurred in making the oilfield available to Kor-Tazh.  In addition, Kor-Tazh is obligated to contribute $844,000 to a social welfare fund maintained by the Republic of Kazakhstan.  These obligations must be satisfied over the twenty year life of the Contract.  Discounted to present cash value at a discount rate of 7.65%, the obligations represent a burden on the drilling program of $3,151,916.

ITEM 2.

DESCRIPTION OF PROPERTY

The corporate offices of Caspian International Oil Corporation are located at 4265 San Felipe, Suite 1100, Houston ,Texas.  The terms of our lease for those premises is a month-to-month basis with a current monthly rental of $3,483.

The offices of Dank are located at 211 Mukanova Street in Almaty, Kazakhstan.  The office is leased on a month-to-month basis from BATYR Ltd, LLP.  The current monthly rental is $ 18,320 .

The offices of Kor-Tazh are located at 311 Dostyk Avenue, Almaty, Kazakhstan.  The current monthly rental is $ 3,519.

ITEM 3.

LEGAL PROCEEDINGS

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our shareholders during 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

(a)  Market Information.

Our common stock is listed for quotation on the OTC Bulletin Board under the trading symbol “CIOC”. Prior to April 27, 2007 it was listed for quotation on the Pink Sheets under the same symbol. The following table sets forth the bid prices quoted for our common stock on the Pink Sheets and the OTC Bulletin Board during the last two years.

Bid
Period:	High	Low
Jan. 1, 2006 - Mar. 31, 2006	$ 3.00	$ .25
Apr. 1, 2006 - June 30, 2006	$ 1.95	$ .51
July 1, 2006 – Sep. 30, 2006	$ 1.95	$ .76
Oct. 1, 2006 – Dec. 31, 2006	$ 1.28	$ .32

Jan. 1, 2007 - Mar. 31, 2007	$ .65	$ .38
Apr. 1, 2007 - June 30, 2007	$ .55	$ .15
July 1, 2007 – Sep. 30, 2007	$ .51	$ .18
Oct. 1, 2007 – Dec. 31, 2007	$ .40	$ .07

(b)  Holders.

Our shareholders list contains the names of 447 registered stockholders of record of the Company’s Common Stock.  Based upon information from nominee holders, the Company believes the number of owners of its Common Stock exceeds 800.

(c)  Dividend Policy.  We have not declared or paid cash  dividends or made distributions  in the  past,  and we do not  anticipate  that we will  pay  cash dividends or make  distributions in the foreseeable  future. We currently intend to retain and reinvest future earnings, if any, to finance our operations.

(d) Recent Sales of Unregistered Securities. There were no sales or issuance of Caspian International Oil Corporation shares by the Company during the 4th quarter of 2007.

(e) Repurchase of Equity Securities.  The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of 2007.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS.

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

Results of Operations

The Company’s revenue is currently provided by Dank, our oilfield service subsidiary.  Although we did not experience any abatement of demand for Dank’s services in 2007, our revenue for the twelve months ended December 31, 2007 fell by 14%, from $21,434,618  in the twelve  months ended December 31,2006 to $18,432,427 in the twelve months ended December 31, 2007.  The fall-off in revenue can be attributed primarily to three situations that arose earlier in 2007, each of which had an unfavorable impact on operating results.

•

There were particularly harsh winter conditions in Kazakhstan in early 2007.  This delayed  our seismic crews from getting into the field in the first quarter of the year.

•

During the first four months of 2007, a large Dank seismic crew that had contracted to work in Uzbekistan was put on standby status while our client attempted to resolve an issue with the Uzbek government. Dank received a standby fee from that client, but the fee did not fully offset the loss of revenue caused by the delay. Dank and the client ultimately agreed to defer the project.

•

During the second and a portion of the third quarter of 2007, one of Dank’s seismic crews was contracted by Kor-Tazh, the Company’s oil exploration and production subsidiary, to provide 3D seismic data as part of the development plan for the oil field. Dank was chosen to acquire the 3D seismic data because of the quality of service which Dank is known to provide. Also, the location of Kor-Tazh’s oil field is in rough terrain and many other seismic companies would not attempt this project, which is a critical part of the oil field development plan. Generally accepted accounting principles prevent the Company from recognizing revenue and profit on this intra-Company transaction in our consolidated results. On a consolidated basis, the expenses incurred by Dank to produce the seismic data for Kor-Tazh totaled $1,651,177 and were capitalized as part of our oil exploration and production assets.

With the absence of these special circumstances Dank was able to take advantage of the growing demand for its services and as a result , revenues for the second half of 2007 increased by 25% over the second half  of 2006.  The following table depicts the Company’s quarterly revenues for 2007 and 2006:

               First Quarter     Second Quarter    Third Quarter   Fourth Quarter         Full Year

2007        $ 2,840,969           $2,852,566             $5,255,761           $7,483,131            $18,432,427

2006        $ 5,135,807           $6,093,096             $5,706,355            $4,499,360           $21,434,618

During the third quarter of 2007 Dank finalized three contracts totaling $26.8 million to provide services in 2007 and 2008. Also, in August 2007 Dank added a fourth seismic crew. A significant amount of contractual work has been carried over into 2008 and Dank is in the process of preparing   tender offers on other large contracts. Barring any special circumstances like those experienced in 2007, the Company’s 2008 revenues should exceed 2007 levels.

For the twelve months ended December 31, 2007 we recorded a net loss of $4,825,124 as compared to net income of $1,990,256 for the twelve months ended December 31, 2006. This reversal was primarily caused by the reduction in revenues and by sharp increases in general and administrative expense.  General and administrative expense for the year 2007 was $7,083,342, as compared to $4,124,259 for the year 2006.

The primary reason for the sharp increase in general and administrative expense is the fact that our operations were reverse merged into a U.S. public company in August 2006. For the twelve months ended December 31, 2007 we incurred approximately $2.8 million  in expenses that we attribute to our new U.S. corporate office.  Included in those expenses are the legal and accounting fees that we incurred in order to comply with SEC reporting requirements, substantial expenses that we incurred for public relations and investor relations in connection with our efforts to increase awareness of our company within U.S. capital markets, and the payroll expenses of our corporate headquarters.

One new category of general and administrative expense that has resulted from our status as a public company is stock-based compensation expense.  In order to secure the services of executives and consultants who are experienced in managing public companies, market demand for the services of these individuals necessitates that we offer equity compensation.  For the full year 2007, therefore, we recorded $565,649 of stock based compensation expense, including $351,149 for employee compensation and $214,500 for compensation to non-employees. There was no similar expense recorded in 2006.  The employee compensation expense represents the value of stock and stock options granted to certain employees in compensation for the execution of employment agreements. Non-employee compensation expense represents the value of stock awarded for corporate services, principally investor relations and corporate communications.  It is likely that we will continue to incur stock-based compensation expense for the immediate future, as we continue our efforts to develop the network of relations in the capital markets that will justify the expenses we are incurring in order to be a public company.

In December, 2007 the Company reached a final settlement with James Knight, the Company’s former CEO, regarding claims arising from the July, 2007 termination of his employment agreement. Based on that settlement, the Company recorded in 2007 $600,000 as the expense attributable to its obligation to Mr. Knight. The obligation was satisfied with a $200,000 cash payment made in December, 2007 and a second cash payment of $400,000 made in January 2008.  The $600,000 expense was included in our 2007 General and Administrative expense.

One additional item of expense that contributed to our net loss was the increased interest that we are paying on our bank debt.  Interest expense for the twelve months ended December 31, 2007 was $1,438,600, compared to $896,761 for the twelve months ended December 31, 2006.  The higher interest expense was due to the increased level of borrowing by Dank, principally for equipment needed to meet the increased demand for its services. Our exploration subsidiary, Kor-Tazh, is also now incurring substantial interest costs.  However, the majority of interest expense incurred by Kor-Tazh in the development of its oil field is being capitalized as oil exploration assets on our balance sheet.  For the reasons discussed below under “Liquidity and Capital Resources,” we expect our interest expense to increase during the coming year.

Income tax benefits of $404,594 were recorded for the twelve months ended December 31, 2007 compared to $1,545,723 of income tax expense recorded for the twelve months ended December 31, 2006. We are recording a tax benefit for losses incurred by Dank, since we expect to offset those losses against taxable income from Dank during 2008. However, no tax benefit is being recorded for the loss attributable to the general and administrative expenses of our U.S. corporate office. Also, capital spending in our Kor-Tazh subsidiary has  generated approximately

$1.4 million in deferred tax benefits as of December 31, 2007  but these benefits will not be recognized until oil production commences.

The challenge for the Company in future months, as our seismic service revenues return to prior levels and our oilfield starts producing, will be to generate sufficient operational profits to offset the expenses brought about by our new status as a public company.  At the same time, we must seek to control those overhead expenses as closely as is reasonable in light of the Company’s overall plans for capital financing.  Management is currently engaged in a close analysis of its overhead expenses, and has reduced corporate overhead substantially as a result.  Our expectation is that, with a reduced overhead burden in place, revenues will rise sufficiently to enable us to return to profitability within the next several months.

Liquidity and Capital Resources

During 2007 the Company obtained a substantial increase in its capital resources by expanding the lines of credit afforded to us by our primary lender, Bank Turan Alem (“BTA”).  During the second quarter of 2007 BTA increased Dank’s credit line to $17,900,000. At the same time, BTA approved a $5,000,000 credit line for Kor-Tazh, our oil exploration and production subsidiary. To secure the financing for Kor-Tazh, Dank issued a $2,000,000 guaranty in favor of BTA.

The increased credit facility has allowed Dank to expand its operations and bid more aggressively for business, as evidenced by the addition of a fourth seismic crew and the signing of substantial contracts, all of which occurred during the third quarter of 2007.

At the same time, Kor-Tazh was able to commence development activities at its North-West Zhetybai oil field by having a 3D seismic survey conducted on the field. The survey has been completed and is being analyzed to help determine the optimal location for future development wells in the field. Our current development plan calls for the re-entry of three existing wells during the second and third quarters of 2008.   We currently anticipate that the re-entered wells will commence oil production during the later part of 2008.

The Company’s debt level has increased significantly during 2007 as a result of expanded operations and the initial development of its oil field.  The Company’s aggregated debt service obligations at December 31, 2007 are shown in the following table:

Contractual Obligations	Total	Less Than 1 Year	1-3 Years	4-5 Years	Over 5 Years
BTA- Dank BTA-Kor-Tazh	$13,705,329 $ 3,832,976	$4,956,085 $0	$6,276,980 $0	$2,353,992 $0	$ 118,272 $3,832,976
Other	$ 496,862	$ 350,000	$146,862	$0	$0
Total	$18,035,167	$5,306,085	$6,423,842	$2,353,992	$3,951,248

Interest	$ 5,687,773	$1,552,092	$2,654,091	$ 1,436,657	$ 44,933

 For interest  computation the Company made an assumption that LIBOR rate would hold steady for the remainder of the term of the debt.

Cash Flow

Our cash flow for 2007 and 2006 is summarized in the following table:

	Twelve months ended December 31, 2007	Twelve months ended December 31, 2006
Net Cash
(Used in) provided by operating activities	$ (1,662,321)	$ 2,438,128
(Used in) investing activities	(4,525,631)	(3,158,594)
Provided by (used in) financing activities	5,724,550	(2,007,440)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$ 113,869	$ 2,386,861

The net decrease in cash for 2007 and 2006 is primarily a reflection of the funds required for our capital spending programs in both Dank, where we upgraded our equipment as well as  expanded our survey crews and Kor-Tazh, where, in 2007,  we began development of our oil field.

Cash flow from operating activities in 2007 was unfavorably impacted by the same special situations which impacted our 2007 revenues.

The cash flow of Dank at this time is adequate to satisfy its working capital requirements and its debt service. Kor-Tazh will be able to utilize the remaining balance of its credit line for the well re-entry portion of its development plan.  However the capital spending required by Dank to remain competitive and operate efficiently coupled with the funds needed by Kor-Tazh  to continue  oil development activities in the North-West Zhetybai Field will likely  result in an increase in the Company’s debt.

The Company will continue its efforts to obtain the funds needed to meet the future capital requirements of Dank and Kor-Tazh and to maximize the value of its assets, including possibly retiring or refinancing its existing debt. Although discussions have taken place, no commitment has been received at this time.

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

Oil reserves :  Our estimate of proved reserves is based on the quantities of oil which geological and engineering data demonstrate, with reasonable certainty, to be recoverable in future years from known reservoirs under existing economic and operating conditions. The accuracy of any reserve estimate is a function of the quality of available data, engineering and geological interpretation and judgment. Estimates of recoverable reserves and future net cash flows from these reserves depend on a number of variable factors and assumptions such as future operating costs, development costs, workover costs and taxes. Any significant variance in these assumptions could materially affect the estimated quantity and value of the reserves. Actual production, revenues and expenditures with respect to our reserves will likely vary from estimates, and such variances may be material.

“Ceiling” Test : We follow the full cost method to account for our oil exploration and development activities. The full cost method requires a quarterly calculation of a limitation on capitalized costs, often referred to as a full-cost ceiling calculation. The ceiling is the discounted present value of our estimated total proved reserves adjusted for taxes and any price hedging, using a 10% discount rate.  To the extent that our capitalized costs exceed the ceiling, the excess must be expensed. Once incurred, this impairment of oil properties is not reversible. No such impairment was required for the years ended December 31, 2007 and 2006. The calculation of our proved reserves could significantly impact our ceiling limitation used in determining whether an impairment of our capitalized costs is necessary.

We have made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2007.

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

We anticipate that amounts required to fund Kor-Tazh’s activities will be funded from operating cash flows, third-party financing and from joint venture partners.  Kor-Tazh currently has a $5 million credit line, on which it has drawn $3.8 million.  Additional funds will be required, however, as our contract with the Government of Kazakhstan requires that at least $14,600,000 be committed to development of Kor-Tazh’s oil field.  No commitments of additional funds have been received, however, and there can be no assurance that Kor-Tazh will have adequate funds available to finance its operations.

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

Internal Controls

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of December 31, 2007, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

           Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified certain   material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of insufficient personnel resources and a lack of monthly financial reports prepared both at the business segment and consolidated company level  for management review, including a comparison of financial results to the Company’s business plan and to prior periods.    As a start up company, we do not currently have the staff or financial resources to develop the necessary process to provide these management reports.  The lack of timely financial reports is a weakness because it could have an adverse impact on the reliability of externally reported financial data.

As we are not aware of any instance in which the company failed to report reliable financial data, we determined that the addition of personnel and the development of a consolidated reporting system is not an efficient use of our resources at this time.

      Because of the above condition, the Company’s internal controls over financial reporting were not effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 8B.

OTHER INFORMATION.

None.

PART III

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The officers and directors of the Company are:

      Director

 Name

Age

Position with the Company

  Since

Nurlan Janseitov

56

Chairman of the Board and CEO,               2006

CEO of Dank, LLP

            Lindell Montgomery   72        President                                                     2007

           Timur Bergaliyev

36

Executive Vice President, Director,

        2006

CEO of Kor-Tazh, LLP

            David Fulton

56

Vice President Finance and CFO

         2007

Jeremy P. Feakins

53

Director

         2005

All directors hold office until the next annual meeting of our shareholders and until their successors have been elected and qualify.  Officers serve at the pleasure of the Board of Directors.

Nurlan Janseitov became Chairman of Caspian International in August 2006, when it acquired Dank.  Mr. Janseitov served as the Chief Executive Officer of Caspian International from

August 2006 through November 2006, and has served in that position since July 2007.  Mr. Janseitov founded Dank in 1995 and has held the post of Chief Executive Officer since 2004.  Since 2004 Professor Janseitov has also been a member of the faculty of KI Satpaev Kazakh National Technical University, where he lectures in the geophysics of the oil industry.  Professor Janseitov has published more than 20 papers in academic and professional journals on subjects in geophysics, and lectures internationally.  During the Soviet period in Kazakhstan, Professor Janseitov was employed in senior management of several major geophysical companies and was also given control of the geophysical service division of the Kazakhstan national oil company.  Professor Janseitov has been elected to be a full member of the International Academy of Information.  He is a graduate of KI Satpaev Kazakh National Technical University.

            Lindell Montgomery was appointed President of Caspian International in August, 2007.  Mr. Montgomery has been employed in the oil and gas industry since 1957, spending the past thirty years in managerial positions.  Since 1999 Mr. Montgomery has been employed as a Director and Vice President for Marketing by Seis Pros, Inc. a company based in Houston that is engaged in seismic data acquisition.  During the ten years prior to joining Seis Pros, Mr. Montgomery was primarily involved in oil and gas exploration in Kazakhstan.  Mr. Montgomery was awarded a B.Sc. degree in 1957 by the St. Louis University Institute of Technology.

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

           David Fulton was appointed Vice President-Finance and CFO of Caspian International in April, 2007. Mr. Fulton had been employed as Caspian International’s Controller since November 2006.  Previously, Mr. Fulton was employed from 1974 to 2000 as Assistant Controller for Union Texas Petroleum, an oil and gas exploration and production company.  In that position Mr. Fulton had responsibilities with respect to external reporting as well as development and implementation of policies and procedures.  For a period of his employment by Union Texas Petroleum, Mr. Fulton was also involved in the company’s international accounting practice.  From 2000 until 2006 Mr. Fulton was retired from business.  Mr. Fulton was awarded a B.B.A. degree by Texas A&I University in 1973.

Jeremy P. Feakins served as Chairman and CEO of Caspian International from 2004 until the reverse merger with Dank and Kor-Tazh in August 2006.  During his tenure, the Company was involved in implementing an international nurse recruitment business.  Mr. Feakins is the founder and CEO of OnLine LinkUp, which is engaged in developing social networking websites.   From 1989 until 2004, Mr. Feakins’ primary employment was as founder and Chairman of Medical Technology & Innovations, Inc., which developed and marketed the first-to-market vision screening system for young, preverbal or difficult to screen children.  From 2002 until 2004 Mr. Feakins was also employed as a Managing Member of Steridyne Industries, LLC., an importer of medical devices.  Steridyne filed for a Chapter 7 liquidation in bankruptcy in December 2004 after Hurricanes Francis and Charley damaged Steridyne’s warehouse in Florida and destroyed its inventory.  Since 1995, Mr. Feakins has also served as Chairman of International Investment Partners, Ltd. (Dublin, Ireland), a venture capital and management consulting firm.  Mr. Feakins received a Diploma in Accounting from the Royal Navy Secretarial and Accounting College.

Audit Committee; Compensation Committee; Nominating Committee

The Board of Directors has not appointed an Audit Committee, a Compensation Committee or a Nominating Committee, due to the relatively small size of the Board and the lack of independent directors.  All directors will be involved in the decision if the appointment of any new director is proposed.  For the same reason, there is currently no member of the Board who meets the qualifications of an audit committee financial expert.

Code of Ethics

The Company does not have a written code of ethics applicable to its executive officers.  The Board of Directors has not adopted a written code of ethics because there are so few members of management.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2007.

ITEM 10.

EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by Caspian International Oil Corporation and its subsidiaries to to Nurlan Janseitov, who was its Chief Executive Officer from August 10, 2006 to December 5, 2006 and from August 1, 2007 to present, and to J.E. Knight, who was its Chief Executive Officer from December 5, 2006 until the termination of his employment contract on July 31, 2007.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2007 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
N. Janseitov	2007	$206,533
	2006	$351,499
	2005	$221,410
J.E. Knight	2007	$62,500				$600,000(2)
	2006	$20,833		(1)	(1)

(1)  Mr. Knight received an option award of 1,500,000 shares of the Company’s common      stock and an award of 400,000 restricted shares of the Company’s common stock   upon his becoming Chief Executive Officer on December 5, 2006.  The options were to vest at the rate of 500,000 per year with a ten year term and the shares had a vesting term of one year.

(2) On July 31, 2007 Mr. Knight’s employment agreement with the Company was terminated. In December, 2007 the Company reached a final settlement with Mr.  Knight regarding claims arising from the termination of his employment agreement. The terms of the agreement called for Mr. Knight to be paid $600,000 with $200,000 being paid in December 2007 and $400,000 paid in January, 2008. Both the stock options and common stock awarded to Mr. Knight in 2006 were cancelled as specified in the final settlement agreement.

 Equity Awards

There were no stock options acquired or stock grants received by the executive officers named in the table above during the year ended December 31, 2007.   There were no options held by them on December 31, 2007 nor where there any stock grants held by them unvested at December 31, 2007.

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

•

Nurlan Janseitov,  our Chief Executive Officer

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

Name and Address of	Amount and Nature of
Beneficial Owner	Beneficial Ownership	Percentage of Class
Nurlan Janseitov 211 Mukanova St. Almaty, 050026 Kazakhstan	6,000,000	9.6%
Jeremy P. Feakins 1200 West Penn Grant Rd. Lancaster, PA 17603	1,156,500	1.8%
Timur Bergaliyev 100B Furmanov St. Almaty, 050000 Kazakhstan	7,870,000(1)	12.5%
All officers and directors (4 persons)	14,837,500	23.6%

Antonina Patrusheva 10B Abaya St. #9 Almaty, Kazakhstan	7,000,000	11.2%

Verniy Aktiv JSC 117/6 Dostyk Avenue Almaty, 050059 Kazakhstan	6,765,000	10.8%
Nadezhda Ivanova 9/1 Ufa Pobeda St. #28 Republic of Bashkorkostan Russia	5,990,000	9.5%
Gennadiy Safronov 215 Mukanova St. Almaty, 050026 Kazakhstan	5,250,000	8.4%
Anatoliy Sapozhnikov 130 Kozhamkulova St. #2 Almaty, Kazakhstan	5,149,000	8.2%

Jenward Finance Ltd. P.O. Box 3175 Tortola, BVI	3,865,000	6.2%

(1)

Includes 5,135,000 shares owned of record by A-Fidan, LLP.  Mr. Bergaliyev has a beneficial interest in the assets of A-Fidan, LLP.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of December 31, 2007.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders.......	0		0
Equity compensation plans not approved by security holders......	800,000	$0.69	1,700,000
Total..............	800,000	$0.69	1,700,000

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

10-a

2007 Equity Incentive Plan – filed as an exhibit to the Company’s Registration Statement on Form S-8 (333-143142) and incorporated herein by reference.

31.1

     Rule 13a-14(a) Certification – CEO

31.2

     Rule 13a-14(a) Certification – CFO

32

     Rule 13a-14(b) Certification

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

BDO Kazakhstanaudit, LLP  billed $180,000 to the Company for professional services rendered for the audit of our fiscal 2007 financial statements and review of the financial statements included in our fiscal 2007 10-QSB filings.  BDO Kazakhstanaudit, LLP  billed $200,300   to the Company for professional services rendered for the audit of our fiscal 2006 financial statements.

            For the years ended December 31, 2007 and December 31, 2006, BDO Kazakhstanaudit , LLP did not bill the Company for services other than those described above.

 It is the policy of the Company’s Board of Directors that all services, including audit, review or attest services, must be pre-approved by the Board of Directors, acting in lieu of an audit committee.  The audit services were pre-approved by the Board of Directors.

Report of Independent Registered Public Accounting Firm

The Board of Directors

Caspian International Oil Corporation

We have audited the accompanying consolidated balance sheet of Caspian International Oil Corporation as of December 31, 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Caspian International Oil Corporation at December 31, 2007 and the consolidated results of its operations and its cash flow for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

BDO Kazakhstanaudit, LLP

Almaty, Kazakhstan

March 31, 2008

Caspian International Oil Corporation
Consolidated Balance Sheet

		As of December 31, 2007
	Note	USD

ASSETS

Current assets
Cash	5	125,031
Accounts receivable, net	6	5,560,069
Inventories	7	1,475,137
Deferred income tax assets	18	1,393,167

Total current assets		8,553,404

Non-current assets
Investments, equity method	8	49,875
Oil exploration assets, full cost method	9	5,358,615
Property, plant and equipment	10	18,996,417
Intangible assets	11	164,747
Restricted cash		441

Total non-current assets		24,570,095

TOTAL ASSETS		33,123,499

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Consolidated Balance Sheet

		As of December 31, 2007
	Note	USD

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and other liabilities	12	5,961,857
Short-term loans	13	5,306,085
Taxes payable	14	1,888,837
Dividends payable		310,241

Total current liabilities		13,467,020

Non-current liabilities
Long-term loans	13	12,729,082
Deferred income tax liabilities	18	2,368,487
Obligation for historical reimbursement	15	3,151,916
Asset retirement obligations	16	190,032

Total non-current liabilities		18,439,517

Total liabilities		31,906,537

Minority interest		277,772

Stockholders’ equity	17
Common stock, $ 0.001 par value – authorized 200,000,000 shares; issued and outstanding 62,757,028 shares		62,757
Additional paid-in capital		3,822,375
Accumulated other comprehensive income		402,989
Accumulated deficit		(3,348,931)

Total stockholders’ equity		939,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		33,123,499

The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Consolidated Statements of Income

		For the year ended December 31, 2007	For the year ended December 31, 2006
	Note	USD	USD

Revenues
Sales	18	18,432,427	21,434,618

		18,432,427	21,434,618
Expenses
Production and operating expenses		(15,422,704)	(13,509,240)
General and administrative expenses		(7,083,342)	(4,124,259)
Accretion expenses		(237,483)	(216,667)
Loss from disposal of fixed assets		(260,376)	(20,252)

Income/(loss) from operating activities		(4,571,478)	3,564,200

Share of profits of associates		139,892	442,135
Interest expense		(1,438,600)	(896,761)
Foreign currency exchange gain, net		547,535	226,226
Rent income		-	391,508
Other non-operating gain/(loss), net		36,747	(34,734)

Income/(loss) before income taxes and minority interest		(5,285,904)	3,692,574

Income tax benefit/(expense)	19	404,594	(1,545,723)

Minority interest		56,186	(156,595)

Net income/(loss)		(4,825,124)	1,990,256

Other comprehensive income:
Foreign currency translation adjustment		260,282	136,890
Comprehensive income (loss)		(4,564,842)	2,127,146

Basic and diluted earnings(loss) per share	20
Basic and diluted		(0.08)	0.03

The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Consolidated Statements of Cash Flows

	For the year ended December 31, 2007 USD	For the year ended December 31, 2006 USD
Operating activities:
Net income/(loss)	(4,825,124)	1,990,256
Adjustments for non-cash items:
Depreciation, depletion and amortization	2,450,975	2,883,505
Stock-based compensation	565,649	-
Investment income	(139,892)	(442,135)
Accretion expenses	237,483	216,667
Minority interest	(56,186)	156,595
Impairment loss on fixed assets	260,376	20,252
Loss on acquisition of subsidiary	-	64,388
Foreign exchange difference on long-term obligations	(313,592)	-
Deferred income taxes	(404,594)	165,696
Dividends received	139,892
Changes in assets and liabilities
Accounts receivable	(1,871,426)	(2,314,835)
Inventories	(233,211)	59,740
Accounts and taxes payable and other liabilities	2,527,329	(362,001)
Net cash ( used in)/ provided by operating activities	(1,662,321)	2,438,128
Investing activities:
Acquisition of property, plant and equipment	(2,291,688)	(2,980,102)
Proceeds from disposal of property, plant and equipment	42,392	21,663
Acquisition of intangible assets	(23,044)	(24,964)
Acquisition of investments	-	(47,502)
Decrease of accounts receivable (financial aid)	364,451	1,160,914
Increase in accounts receivable (financial aid)	(522,567)	(1,210,251)
Acquisition of oil exploration assets	(2,095,176)	(78,352)
Net cash used in investing activities	(4,525,631)	(3,158,594)
Financing activities:
Increase in accounts payable (financial aid)	1,511,865	584,370
Proceeds from loans	11,938,976	2,085,062
Proceeds from common stock	200	-
Decrease of accounts payable (financial aid)	(1,537,260)	(269,179)
Repayment of loans	(6,019,686)	(4,407,693)
Distribution by subsidiary for period prior to reverse merger	(169,245)	-
Net cash provided by/(used in) financing activities	5,724,550	(2,007,440)

Effect of exchange rates on cash	349,533	(341,045)
Net increase (decrease) in cash and cash equivalents	(113,869)	(2,386,861)
Cash and cash equivalents at beginning of the period	238,900	2,625,761
Cash at end of the period (Note 5)	125,031	238,900
Supplemental information
Interest paid	1,438,600	896,761
Income tax paid	-	1,371,506
Issue of capital	727	90,254
Fixed Assets purchased as accounts payable	-	1,450,000
Fixed Assets purchased as loans	6,559,492	-
The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional	Accumulated Other		Total Stock’
USD	Shares	Amount	Paid-in capital	Comprehensive income	Retained Earnings	Holders’equity
Balance as of December 31, 2005	62,230,028	62,230	3,256,526	5,817	85,058	3,409,631

Net income	-	-	-	-	1,990,256	1,990,256
Dividends to shareholders	-	-	-	-	(599,121)	(599,121)
Foreign currency translation adjustment	-	-	-	136,890	-	136,890
Balance as of December 31, 2006	62,230,028	62,230	3,256,526	142,707	1,476,193	4,937,656

Shares issued for compensation	727,000	727	214,500			215,227
Shares cancelled	(200,000)	(200)	200			-
Amortization of employee stock based compensation			351,149			351,149
Net income					(4,825,124)	(4,825,124)
Foreign currency translation adjustment	-	-	-	260,282	-	260,282
Balance as of December 31, 2007	62,757,028	62,757	3,822,375	402,989	(3,348,931)	939,190

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

The Company has determined that the functional currency of Dank and Kor-Tazh is KZT and functional currency of CIOC BV is EUR in accordance with US Statement of Financial Accounting Standards ("SFAS") No. 52, Foreign Currency Translation, based on the economic substance of the underlying events and circumstances relevant to the entities within the Company.

For the purposes of presenting consolidated financial statements prepared in conformity with US GAAP, the USD is considered to be the reporting currency of the Company.

         For presentation purposes, the consolidated financial statements are translated into USD using the current-rate method. Accordingly, assets and liabilities are translated at rates of exchange in effect at the consolidated balance sheet date. Capital accounts are translated at their historical exchange rates when the capital stock was issued. Retained earnings are translated at the translated amount at the end of the prior period, plus the translated amount of the net income for the period, less the translated amount of any dividends declared during the current period. Revenues and expenses are translated at average rates of exchange in effect during the year  Differences arising from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Exchange differences are recognised in profit or loss in the period in which they arise.

The Company has not entered into any material transactions that are denominated in hyper-inflationary currencies.

For translation purposes the Company has used the closing exchange rates of USD 1 to KZT 120.3.

(e)

Convertibility of the Kazakhstan Tenge (KZT)

KZT is not a convertible currency outside the Republic of Kazakhstan. Accordingly, any conversion of KZT amounts to USD should not be construed as a representation that KZT amounts have been, could be, or will be in the future, convertible into USD at the exchange rate shown, or at any other exchange rate.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

(f)

Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. For the twelve months period ended December 31, 2007 the Company had a substantial net loss of $4,825,124. As of December 31, 2007, the company had $4,913,616 of negative working capital and $125,031 of cash with which to satisfy any future cash requirements along with  $1,167,024 of availability under a borrowing arrangement for Kor-Tazh which is  to be used for oil development activity.

During the first six months of 2007 the Company’s profitability was unfavourably impacted by certain situations which did not continue for the remainder of 2007 and are not expected to continue in future periods. These situations prevented Dank, the company’s revenue generating subsidiary, from fully utilizing its work crews. Included in these situations were particularly harsh winter conditions which delayed seismic crews from getting into the field. Also, one of the Company’s seismic crews was put on standby status well into the second quarter of 2007 while our client attempted to resolve an issue with the Uzbek government.

Included in the full year results for 2007 was $676,640 of General and Administrative expense related to James Knight, the Company’s former CEO. The CIOC Board of directors terminated Mr. Knight’s employment agreement on July 31, 2007. The amount expensed represents the cost incurred by the Company to settle all disputes related to Mr. Knight’s contract.

Barring any other unforeseen events, especially those that prevent Dank from fulfilling its contracts on schedule, the Company expects to return to profitability. In July, 2007 Dank signed three new contracts totalling $26.8 million. In August, 2007 the Company added a fourth seismic crew and currently all of Dank’s crews are engaged on contracts. Dank has a substantial contract backlog to carry-in to 2008 and revenues for 2008 should exceed those of 2007, again barring any unforeseen events.  Finally, the Company has implemented a program to reduce General and Administrative costs of its Corporate headquarters. Management believes these factors will contribute towards achieving profitability. Therefore, the consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3

Significant accounting policies

The following significant accounting policies have been applied in the preparation of the consolidated financial statements. These accounting policies have been consistently applied.

(a)

Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management of the Company to make a number of estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

3

Significant accounting policies (continued)

expenses during the period. Significant items subject to such estimates and assumptions include the carrying value of oil exploration assets and property, plant and equipment; valuation allowances for receivables, inventories and deferred income tax assets; asset retirement obligations and assets and obligations related to employee benefits.  Actual results could differ from those estimates.

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

(e)

Oil  exploration and production  assets

The Company follows the full cost method of accounting for  the  costs of acquisition, exploration and development of its  oil properties. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil  reserves for each cost center are capitalized. Capitalized costs include acquisition costs, geological and geophysical work, delay rentals and the costs of drilling, completing and equipping oil  wells. Capitalized costs of proved oil properties are depleted on a unit of production method using estimated proved oil  reserves. The amortizable base used to calculate unit of production depletion includes estimated future development costs and dismantlement, restoration, and abandonment costs, net of estimated salvage values. Sales of oil  properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Internal costs, including salaries, benefits and other salary related costs, which can be directly identified with acquisition, exploration or development activities, are capitalized while any costs related to production, general corporate overhead, or similar activities are charged to expense. Geological and geophysical costs not directly associated with a specific unevaluated property are included in the amortization base as incurred. Capitalized internal costs directly identified with the Company’s acquisition, exploration and development activities amounted to approximately $ 2,095,176 and $81,263 during the year ended December 31, 2007 and 2006, respectively. The Company also capitalizes a portion of interest expense on borrowed funds.

Under full cost accounting rules, the net capitalized costs of evaluated oil properties shall not exceed an amount equal to the present value of future net cash flows from estimated production of proved oil  reserves, based on current economic and operating conditions, including the use of oil  prices as of the end of each quarter.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

3

Significant accounting policies (continued)

(e)

Oil exploration assets (continued)

Given the volatility of oil  prices, it is reasonably possible that the estimate of discounted future net cash flows from proved oil  reserves could change. If oil prices decline, even if only for a short period of time, it is possible that impairments of oil  properties could occur. In addition, it is reasonably possible that impairments could occur if costs are incurred in excess of any increases in the cost ceiling, revisions to proved oil  reserves occur, or if properties are sold for proceeds less than the discounted present value of the related proved oil  reserves.

The capitalized oil  property costs, less accumulated depreciation, depletion and amortization and related deferred income taxes, if any, are generally limited to an amount (the ceiling limitation) equal to the sum of (a) the present value of estimated future net revenues computed by applying current prices in effect as of the balance sheet date to estimated future production of proved oil  reserves, less estimated future expenditures (based on current costs) to be incurred in developing and producing the reserves using a discount factor of 10% and assuming continuation of existing economic conditions; and (b) the cost of investments in unevaluated properties excluded from the costs being amortized.  In determining whether impairment of unevaluated properties has occurred, management evaluates, among other factors, current oil  industry conditions, capital availability, holding periods of the properties, and available geological and geophysical data. Any impairment assessed is added to the costs being amortized. Costs of drilling exploratory dry holes are included in the amortization base immediately upon determination that a well is dry.

No ceiling write down was recorded in any of the periods presented.

The Company’s oil  properties primarily include the value of the license and other capitalized costs under this method of accounting.

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

3

Significant accounting policies (continued)

(h)     Impairment

In accordance with SFAS No 144, Accounting for the Impairment or Disposal of Long–lived Assets, long-lived assets, such as property, plant, and equipment, and purchased intangible assets subject to amortisation, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(i)

Restricted cash

Cash funds for which restrictions on immediate use exist are accounted for within other non-current assets.

(j)

Trade and other payables

Trade and other payables are stated at cost.

(k)

Asset retirement obligations

The Company follows SFAS 143, Accounting for Asset Retirement Obligations. SFAS 143 requires that the fair value of a liability for an asset’s retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement cost is capitalized as part of the carrying value of the long-lived asset. Subsequently, the asset retirement cost is amortized to expense over the useful life of the asset. The asset retirement obligation recorded relates to the expected plugging and abandonment costs of oil wells  and the removal of pipeline, compressor and related production facilities.

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

 (m)

Revenue recognition

Revenue for oil field services companies is recognized when we determine that following criteria are met: (i) persuasive evidence an arrangement exists; (ii) services have been rendered; (iii) the

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

3

Significant accounting policies (continued)

(m)

Revenue recognition (continued)

fee is fixed or determinable; and (iv) collectibility is reasonable assured. All advance client payments are classified as unearned revenues until services are provided.

Services are provided subject to customer acceptance provisions. Customer acceptance provisions and the related accounting take the following form:

It is based on customer-specified objective criteria. The Company does not recognize revenue until it can demonstrate that the customer-specified objective criteria have been satisfied. The Company recognizes revenue upon receipt of the act of acceptance for services provided signed and stamped by the customer.

The Company uses the sales method of accounting for crude oil revenues. Under this method, revenues are recognized based on actual volumes of oil and sold to purchasers. The volumes sold may differ from the volumes to which the Company is entitled based on its interests in the properties. These differences create imbalances that are recognized as a liability only when the estimated remaining reserves will not be sufficient to enable the under produced owner to recoup its entitled share through production. There are no significant balancing arrangements or obligations related to the Company’s operations.

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

(q)

Segment reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information requires that a business enterprise report financial and descriptive information about its reportable

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

3

Significant accounting policies (continued)

(r)

Contingencies

operating segments. The Company’s business activities are conducted predominantly through two major business segments: oil field services and oil field exploration. Oil field services  represents 2D and 3D seismic acquisitions, data processing and interpretation, reservoir modelling and topography to the oil exploration industry in Kazakhstan. Oil field exploration represents operating an oil field in western Kazakhstan.

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

 (s)

Recent accounting pronouncements

In June 2006, the FASB issued FASB Interpretations No. 48 Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109 (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognised in an enterprise’s financial statements in accordance with FASB Statement No. 109 Accounting for Income Taxes. The Company adopted the provisions of FIN 48 in the first quarter 2007. There has been no significant impact on its 2007 Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. The Company is required to adopt SFAS No. 157 effective at the beginning of fiscal year 2008. The Company is currently evaluating the impact that SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 is effective  beginning in the first quarter of fiscal year 2008, although earlier adoption is permitted. The company is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

3

Significant accounting policies (continued)

The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. FSP Fin 39-1 has had  no impact on our financial statements as of December 31, 2007.

In December 2007, the FASB issued SFAS No. 141 (R), Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. SFAS No. 141

 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements, consolidated net income shall be adjusted to include the net income attributed to the non-controlling interest and consolidated comprehensive income shall be adjusted to include the comprehensive income attributed to the non-controlling interest. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 141 (R) and SFAS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008. Early adoption is prohibited. The Company is currently evaluating the impact that SFAS No. 141 (R) and SFAS No. 160 will have on its consolidated financial statements.

(t)

Share-Based Compensation

The Company accounts for share based compensation in accordance with the provisions of SFAS No. 123R which requires that the compensation cost relating to share based payment transactions be recognized in financial statements. The Company has issued to certain employees shares of common stock and stock options in compensation for the execution of employment agreements.  Following is a summary of employee awarded shares of common stock and stock options for the 12 months  ended December  31, 2007:

                                                                                Shares

                                                                    Common        Stock

                                                                     Stock             Options

                   Opening balance  Dec. 2006      500,000         1,875,000

                   2007 Grants                                 60,000            450,000

                   2007 Cancellations                   (410,000)     (1,525,000)

                   At Dec. 31, 2007                        150,000            800,000

The fair value of the shares of common stock and the stock options are being amortized on a straight line basis over the respective vesting periods. The shares vest after one year of service while the stock options vest over three years of service.  For the 12 months ended December 31, 2007 the Company recorded in General and Administrative Expense    $351,149 as employee  share based compensation cost.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Significant accounting policies (continued)

(t) Share-Based Compensation (continued)

Employee stock options are valued using the Black –Scholes method based on the following weighted average assumptions:

          Expected Dividend Yield           0.0%

          Risk Free Interest Rate               4.9%

          Expected life (years)                   1.5

          Volalitility                                  110%

The weighted average fair value of the 800,000 employee stock options is $0.33 per share. As of December 31, 2007 the remaining deferred compensation cost for the employee stock options is  $158,870.

The fair value of the shares of common stock is based on the market value of the stock on the dates of execution of the employment agreements. The weighted average value of the 150,000 shares is $0.79 per share. At December 31, 2007 the amount of deferred compensation cost for the common stock shares is $5,250.

In February, 2007 the Company issued 200,000 shares of its common  stock to a third party in exchange for its undertaking to provide the Company with corporate consulting services principally related to investor relations. The market value of the stock was $0.51 per share and resulted in the Company recording $102,000 of General and Administrative expense.

In May, 2007 the company issued 275,000 shares of its common stock to an outside Director of the Company in compensation for services regarding marketing and communication. Such services are outside the Director’s responsibilities as a member of the Company’s Board of Directors. The agreement expired on October 31, 2007.  For the 12  months ended December 31, 2007, $82,500 was charged to General and Administrative expense, representing the market value of the stock during the performance period

In September, 2007 the company issued 100,000 shares of it common stock to a third party to provide, over a three month period,  expert consulting services regarding marketing and communication. The market value of the stock was charged to General and Administrative expense over the term of the agreement with $30,000 being charged for the 12  months ended December 31, 2007.

Share based compensation recorded as General and Administrative expense   by the Company for the year ended December 31, 2007 is summarized as follows:

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

              Employee Compensation                         $ 351,149

             Third Party Compensation                        $ 214,500

             Total Share Based Compensation             $ 565,649

(u) Concentrations of Credit Risk

        Financial instruments that potentially subject Company to concentrations of credit risk consist primarily of accounts receivable. The Company does not have significant concentrations of credit risk in accounts receivable.

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

Cash

As of December 31, 2007
USD

Cash held in bank - KZT	58,026
Cash held in bank - other currencies	25,879
Petty cash	41,126

125,031

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

6    Accounts receivable, net

As of December 31, 2007,
USD

Trade receivables	4,074,138
Financial aid to related parties	531,468
Advances paid	378,471
Taxes prepaid	73,325
Receivables from employees	277,939
Loan receivable from employee	50,183
Deferred expenses	284,970
Other receivables	248
5,670,742

Less allowance for doubtful accounts	(110,673)

5,560,069

The activity in the allowance for doubtful accounts is as follows:

	For year ended December 31, 2007	For year ended December 31, 2006
	USD	USD

Allowance for doubtful accounts at the beginning of the period	150,529	113,672
Additions charged to impairment loss	-	55,331
Recovery of bad debt allowance	(48,588)	(23,865)
Foreign currency translation adjustment	8,732	5,391

Allowance for doubtful accounts at the end of the period	(110,673)	(150,529)

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Inventories

As of December 31, 2007
USD

Spare parts	1,225,004
Other materials	250,133

1,475,137

8

Investments

Investments as of December 31, 2007 amounting to USD 49,875 represent shares of PGD Services, LLP (“PGDS”). In accordance with the agreement, dated April 5, 2006, Dank acquired 100% of PGDS’s shares from Janseitov Nurlan Sattarovich (85%), Janseitova Irina Petrovna (5%), Safronov Gennadiy Nikolayevich (5%) and Sapozhnikov Anatoliy Ivanovich (5%). In accordance with the agreement signed between Dank and Paradigm Geophysical B.V. on providing processing and analysis of seismic data services in Kazakhstan, Paradigm Geophysical B.V. has the power to govern the financial and operating policies of the PGDS. Net income of PGDS is distributed 20% to Dank and 80% to Paradigm Geophysical in accordance with the above-mentioned agreement. PGDS provides the following services in Kazakhstan: time seismic data processing, depth imaging, structural interpretation, reservoir evaluation. Total assets of PGDS are in the amount of USD 2.1 mln. Management of the Company considers that the Company does not have control but has significant influence over PGDS. Therefore PGDS is not consolidated in the Company’s consolidated financial statements. Investments in PGD are accounted for using the equity method. Income of PGDS for the year ended December 31, 2007 in the amount of USD 139,892 was recognised in the consolidated income statement for the year ended December 31, 2007 under the equity method. Income of PGDS for the year ended December 31, 2006 in the amount of USD 442,135 was recognised in the consolidated income statement for the year ended December 31, 2006 under the equity method. The Company’s maximum exposure to loss as a result of involvement with PDS is in the amount of USD 49,875.

Oil exploration assets

As of December 31, 2007
USD

Oil exploration assets
Evaluated	1,730,833
Unevaluated	3,627,782
Less accumulated depletion	-

5,358,615

Credit line received by Kor-Tazh LLP is secured by the oil properties.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

10 Property, plant and equipment
As of December 31, 2007
USD

Machinery and equipment	30,754,402
Vehicles	1,950,909
Land and buildings	1,834
Other property, plant and equipment	225,748
32,932,893

Less accumulated depreciation	(13,936,476)

18,996,417

Total depreciation for year ended December 31, 2007 was USD 2,363,003, of which USD 2,291,479 (96.97%) was recorded in production expenses and USD 71,524 (3.03%) was recorded in general and administrative expenses.

Intangible assets

As of December 31, 2007
USD
Program software	597,091

Less accumulated amortization	(432,344)

164,747

Caspian International Oil Corporation

Notes to the Consolidated Financial Statements

12

Accounts payable and other liabilities

As of December 31, 2007
USD

Trade accounts payable	2,518,301
Payables to employees	1,685,385
Advances received	168,429
Financial aid from related parties	396,559
Payable to related parties	160,622
Payables to pension fund stipulated by the law of the Republic of Kazakhstan	245,004
Interest payable	644,140
Vacation provision	92,677
Other payables	50,740

5,961,857

13

Loans

As of December 30, 2007
USD

Bank TuranAlem:
KZT – fixed from 15% to 16%	7,131,780
USD – at Libor + 5.65%	10,406,525
17,538,305
Shareholder
USD – fixed at 4.00%	116,862
116,862
Shareholder
USD - fixed at 6.00%	350,000
350,000
Eastern Venture, BV
USD	30,000
30,000

18,035,167

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Loans (continued)

Short-term loans	5,306,085
Long-term loans	12,729,082
18,035,167

Following is a summary of the Company’s significant  outstanding loans with BTA  as of December 31, 2007:

                     Date Issued    Date Expires   Purpose                  Rate       Balance, 12/31/2007

Dank             April, 2005     June, 2010     Equipment              12.39%      $3,605,093

                      May, 2007      May, 2009     Equipment              12.36%          797,175

                      May,2007       Mar, 2012      Equipment              11.66%       4,721,509

                     May,2007       May,2010       Equipment              12.96%         819,300

                      June,2007       June,2010       Working Capital     13.20%         375,000

                      April,2007       Mar,2012       Equipment              15.00%         330,633

                       Mar,2007        Mar,2008       Working Capital     15.00%         330,633

                       May,2007        May,2008      Working Capital     15.00%         309,968

                        July,2007        Oct,2007       Working Capital      12.50%      1,450,750

                        July,2007        Oct,2007        Working Capital       12.50%       495,949

                        Dec,2007       Dec 2008         Working Capital      16,00%        482,128

Kor-Tazh      April,2007        Apr,2012       Develop oil field       15.00%        395,172

                      May,2007         May,2012      Develop oil field       15.00%        279,018

                       May,2007         May,2012     Develop oil field       15.00%     1,192,956

                       July,2007          July,2012      Develop oil field       15.00%        404,238

                       Oct,2007           Oct, 2012      Develop oil field       15,00%     1,014,131

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

14

Taxes Payable

As of December 31, 2007
USD
Income tax	649,202
Personal income tax	341,087
Social tax	288,313
Excise tax	21,750
VAT payable	431,798
Vehicle tax	7,944
Property tax	111,344
Other taxes	37,399

1,888,837

Obligation for historical reimbursement

As of December 31, 2007
USD

Obligation for historical reimbursement as of December 31, 2006	2,927,930
Accretion expense	223,986

Obligation for historical reimbursement as of December 31, 2007	3,151,916

On August 4, 2004 the subsurface contract # 1483 on Zhetibay Severo-Zapadnay oil field was assigned to Kor-Tazh.  The contract was concluded for twenty years ending 2024 with five years for exploration at the date of contract commencement.

The Company through its purchase of Kor-Tazh is obliged to reimburse USD 6,363,310, which represents historical costs incurred by the Republic of Kazakhstan for the oilfield as per the terms of the subsurface contract. Settlement of the obligation for historical reimbursement should be made in line with a payment schedule agreed between Kor-Tazh and the Government. The remaining amount shall be paid by equal portions starting from the ending date of the exploration period. Therefore no payments were made during  year ended December 31, 2007. The obligation is discounted at 7.65%, being the estimated credit-adjusted risk free discount rate.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Asset retirement obligations

As of December 31, 2007
USD

Asset retirement obligation as of December 31, 2006	176,535
Accretion expense	13,497

Asset retirement obligation as of December 31, 2007	190,032

The Company has asset retirement obligations arising from the requirements of subsurface contract on Zhetibay Severo-Zapadnay field to abandon oil wells and remove pipeline, compressor and related production facilities. The liability was initially measured at fair value USD 108,918 and subsequently is adjusted for accretion expense and changes in the amount or timing of the estimated cash flows. As of December 31, 2006 the asset retirement obligation was reassessed as result of technical audit performed by Company’s specialists in order to reflect fair value as of December 31, 2006. The corresponding asset retirement costs are capitalised as part of the carrying amount of the related oil exploration assets and depreciated over the asset’s useful life.

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

On August 10, 2006 CIOC B.V acquired CRSI Group, Inc. (subsequently changed to CIOC) in a reverse acquisition transaction. The stockholders’ equity section of the consolidated balance sheet as of December 31, 2007 is that of the nominal acquiree CIOC B.V., not the nominal acquirer CRSI Group, Inc. (subsequently

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Stockholders’ equity (continued)

changed to CIOC). Consequently, the amount shown for capital is valued in terms of the issued capital of CIOC B.V., plus the cost of the acquisition, which is equal to zero.

Common Stock

The number of shares of CIOC common stock issued and outstanding as of December 31, 2007 is 62,757,028 .

 During 2006 and 2007 the Company issued 560,000 shares of common stock to four  employees in compensation for their execution of employment agreements. 410,000 of these shares were cancelled in 2007 as two of the employee agreements were terminated prior to the one year vesting period. The market value of the shares is being amortized as General and Administrative expense over the one year vesting period.

In 2007 the company issued a total of 575,000 shares of common stock to third parties in exchange for corporate consulting services principally related to investor relations. The market value of the stock was charged to General and Administrative expense over the performance period.

Stock Options

The Company’s stock option activity during the year ended December 31, 2007 is summarized in the following table:

	Options	Weighted-Average
	Outstanding	Exercise Price	Fair Value
Balance, 12/31/2006	2,025,000	0.52	0.38
Awards in 2007	450,000	0.38	0.16
Terminations in 2007	(1,525,000)	0.40	0.35
Balance, 12/31/2007	950,000	0.66	0.34

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

       18

Revenue

The major customers of oil field services segment in year 2007 and 2006 were as following:

	For year ended December 31, 2007	For year ended December 31, 2006
	USD	USD

Samek International	9,613,488	8,445,050
Kazakhturkmunai	2,562,061	4,253,090
Alga Caspi Gas	1,809,178	3,346,026
Other customers	4,447,700	5,390,452

Total revenue	18,432,427	21,434,618

Income tax

The income tax charge in the income statement comprised:

	For the year ended December 31, 2007	For the year ended December 31, 2006
	USD	USD

Current tax (expense)/benefit	-	(1,380,024)
Deferred tax (expense)/benefit	404,594	(165,699)

	404,594	(1,545,723)

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

19 Income Tax (continued)

Relationship between tax expenses and accounting income for the years ended December 31, 2007 and 2006 is explained as follows:

	For the year ended December 31, 2007	For the year ended December 31, 2006

Income/(loss) before income taxes	(5,285,904)	3,692,574
Expected tax (provision)/benefit	1,585,771	(1,107,772)
Add tax effect of:
Permanent differences	(1,181,177)	(437,951)
	404,594	(1,545,723)

The statutory tax rate of 30% is used in Kazakhstan.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

As of December 31, 2007
USD
Deferred tax assets:
Accrued tax liabilities	122,892
Accrued vacation provision	31,413
Deferred tax related to oil properties	779,402
Tax losses carried forward	1,238,862
2,172,569

Valuation allowance	(779,402)
1,393,167
Deferred tax liabilities:
Fixed assets and intangible assets	2,368,487
2,368,487

Net deferred tax liability	975,320

Tax losses carried forward relate to the oil field services company located in Kazakhstan and expire in three years.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The changes in the deferred tax assets and deferred tax liabilities are as follows:

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

19 Income Tax (continued)

	Deferred Tax Assets As of December 31, 2007	Deferred Tax Liabilities As of December 31, 2007
	USD	USD
At the beginning of the year	60,881	1,371,062
Charge recognized in income	1,328,747	924,153
Foreign currency translation adjustment	3,539	73,272

At the end of the period	1,393,167	2,368,487

Earnings per share

	For the year ended December 31, 2007	For the year ended December 31, 2006
	USD	USD

Net profit/(loss) attributable to ordinary shareholders	(4,825,124)	1,990,256

Weighted average number of outstanding common shares	62,806,102	62,230,028
Weighted average number of outstanding common shares after dilution	62,806,102	62,380,028

Basic and diluted earnings per share	(0.08)	0.03

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company's common stock equivalents at December 31, 2007 include  950,000 unexercised options. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

21 Segment Reporting

The following table presents the Company’s segment information. For management purposes, the Company is organized into two major segments – oil field services and oil field exploration. These segments are the basis on which the Company reports its primary segment information. Oil field services segment is represented by Dank. Oil field exploration segment is represented by Kor-Tazh.

Business segments	Oil field services	Oil field exploration	Eliminations	Consolidated
USD	For the year ended December 31, 2007	For the year ended December 31, 2007	For the year ended December 31, 2007	For the year ended December 31, 2007
Revenues
Sales to third parties	18,432,427	-	-	18,432,427
Inter-segment sales	1,855,422	-	(1,855,422)	-
Total sales	20,287,849	-	(1,855,422)	18,432,427
Expenses
Share of profit of associates	139,892	-	-	139,892
Production and operating expenses	(17,073,881)	-	1,651,177	(15,422,704)
General and administrative expenses, operating	(3,894,666)	(345,699)	-	(4,240,365)
General and administrative expenses, corporate	(1,421,490)	(1,421,487)	-	(2,842,977)
Accretion expenses	-	(237,483)	-	(237,483)
Interest expense	(1,389,754)	(48,846)	-	(1,438,600)
Foreign currency exchange gain, net	376,124	171,411	-	547,535
Other non-operating income, net	(235,240)	11,611	-	(223,629)
Income tax (expense)/benefit	404,594	-	-	404,594
Net income/(loss)	(3,198,007)	(1,479,059)	(149,312)	(4,825,124)
Total assets	30,580,955	7,519,600	(4,977,056)	33,123,499

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

21 Segment Reporting (continued)

Business segments	Oil field services	Oil field exploration	Eliminations	Consolidated
USD	For the year ended December 31, 2006	For the year ended December 31, 2006	For the year ended December 31, 2006	For the year ended December 31, 2006

Revenues
Sales to third parties	21,434,618	-	-	21,434,618
Inter-segment sales	1,121,669	-	(1,121,669)	-
Total sales	22,556,287	-	1,121,669	21,434,618

Expenses
Share of profit of associates	442,135	-	-	442,135
Production and operating expenses	(14,625,256)	-	1,116,016	(13,509,240)
General and administrative expenses	(3,115,445)	(94,553)	(914,261)	(4,124,259)
Accretion expenses	-	(216,667)	-	(216,667)
Interest expense	(891,171)	(4,840)	(750)	(896,761)
Foreign currency exchange gain, net	219,191	7,035	-	226,226
Rent income	391,508	-	-	391,508
Other non-operating income, net	(54,986)	-	-	(54,986)
Income tax expense	(1,545,723)	-	-	(1,545,723)

Net income	3,440,928	(309,025)	(1,141,647)	1,990,256
Total assets	18,756,668	3,365,996	(1,167,046)	20,955,618

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

In accordance with the subsurface contract, the Company is committed to contribute to social sphere development in the total amount of USD 844,000 for all oilfields during the twenty years.  During the year ended December 31, 2007, the Company made payment of USD 52,000.  Management believes that the Company will meet this obligation within the exploration phase.

In accordance with the subsurface contract, the Company is committed to finance professional training in the total amount of USD 146,000 for all oilfields during the twenty years.  During year ended December 31, 2007, the Company made payment of USD 24,445.  Management believes that the Company will meet this obligation within the exploration phase.

The following table lists our significant commitments at December 31, 2007, excluding current liabilities as listed on our balance sheet:

Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment	$ 12,295,830	$ 795,830	$ 7,900,000	$ 500,000	$ 3,100,000
Historical cost Due to the Government of Kazakhstan	$ 6,267,860	-	$ 417,860	$ 835,700	$ 5,014,300
Social sphere development commitment	$ 792,000	$ 42,000	$ 126,000	$ 85,000	$ 539,000
Obligation to finance professional training	$ 121,555	$ 6,555	$ 79,000	$ 5,000	$ 31,000
Asset retirement obligation	$ 216,000	-	-	-	$ 216,000
Loans	$ 18,035,167	$ 5,306,085	$ 6,423,842	$ 2,353,992	$ 3,951,248
Interest expense	$ 5,687,773	$ 1,552,092	$ 2,654,091	$ 1,436,657	$ 44,933
Total	$ 41,532,545	$ 7,702,562	$ 17,600,793	$ 5,216349	$ 12,896,481

For interest expense computation the Company made an assumption that LIBOR rate would hold steady for the remainder of the term of the debt.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Commitments and Contingencies (continued)

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

These circumstances may create tax risks in Kazakhstan that are substantially more significant than in other countries. Management believes that there are no significant tax uncertainties.

Issued guarantee:

Dank SIF issued guarantee in the amount of $2,000,000 in favour of Kor-Tazh LLP in Bank Turanalem.

23   Post balance sheet events

There were no significant post balance sheet events after December 31, 2007.

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

e)

affiliates.

In considering each possible related party relationship, attention is directed to the substance of the relationship, and not merely the legal form. Management of the Company consider that the entities within the Company have appropriate procedures in place to identify and properly disclose transactions with related parties in this environment and has disclosed all of the relationships identified which it deemed to be significant.

The relationship between the Company and the described below related parties is as following:

•

“PGDS  Services” LLP – is a 100% subsidiary of Dank LLP, which is Variable Interest Entity;

•

“Kazpromgeiphysics” JSC – Janseitov Nurlan is one of the shareholders of the company;

•

“Batyr” LLP – Janseitov Nurlan is one of the shareholders of the company;

•

“Nurtobe” LLP – Bergaliyev Timur is a Director of the company;

•

“Turksibstroy” LLP – Bergaliyev Timur used to be a Director of the company;

•

“City lux” LLP – Bergaliyev Timur is a founder and Director of the company;

•

“Caspian Logging” LLP – related party of “Kazpromgeophysics” LLP.

•

Transmash Service Plus – Bergaliyev Timur is a Director of the Company.

Management remuneration

Key management received the following remuneration during the year, which is included in general and administrative expenses:

	For year ended December 31, 2007	For year ended December 31, 2006
	USD	USD
Salaries and bonuses	679,386	457,521
Other long-term service benefits provided	-	-
Termination benefits	-	-
	679,386	457,521

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Related party transactions (continued)

Transactions with other related parties

The Company’s other related party transactions are disclosed below.

USD	Transaction value	Transaction value
	For year ended December 31, 2007	For year ended December 31, 2006
Services provided:
Other related parties
“PGD Services” LLP	139,892	65,178
“Kazpromgeophysics” JSC	-	36,279

Cost of services purchased:
Other related parties
“PGD Services” LLP	-	254,930
“Kazpromgeophysics” JSC	-	82,547
	139,892	438,934
Property, plant and equipment disposal:
Other related parties
“Batyr Ltd” LLP	281,892	17,175
Financial aid received:
Shareholder
Timur Bergaliyev	824,911	107,954
Other related parties
“Kazpromgeophysics” JSC	654,320	269,179
“Batyr Ltd” LLP	32,634	9,136
Transmash Service Plus	-	29,335
	1,511,865	415,604

Financial aid paid:
Shareholder
Timur Bergaliyev	999,667
Other related parties
“Batyr Ltd” LLP	24,825	455,229
“Kazpromgeophysics” JSC	442,196	269,179
“Caspian Logging Services” LLP	32,634	684,823
“City Lux” LLP	37,938	67,216
	1,537,260	1,476,477
	Outstanding balance As of December 31, 2007
Financial aid received:
Shareholder
Timur Bergaliyev, payable	155,498
“Kazpromgeophysics” JSC	241,061
	396,559
Finacial aid paid:
Other related parties
“Caspian Logging Services” LLP, receivable	282,627
“Turksibstroy” LLP, receivable	216,921
“City Lux” LLP	31,920
	531,468
Payable to related parties:
“PGD Services” LLP	156,600
“Nurtobe” LLP	4,022
	160,622

Loans Received:
Shareholder, payable	466,862

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

SUPPLEMENTARY FINANCIAL INFORMATION ON OIL EXPLORATION DEVELOPMENT AND PRODUCTION ACTIVITIES (unaudited)

This footnote provides unaudited information required by SFAS No. 69, “Disclosures about Oil Producing Activities.” The Company’s oil properties are located in the Republic of Kazakhstan, which constitutes one cost center.

Capitalized Costs - Costs incurred in oil  property acquisition, exploration and development activities, are reflected in the table below. All costs were related to oil properties in the Republic of Kazakhstan. The Company has no operations in the United States.

	December 31, 2007	December 31, 2006

Evaluated	$ 1,730,833	$ 978,807
Unevaluated	3,627,782	2,051,555
Accumulated depletion, depreciation and amortization	-	-
Net capitalized cost	$ 5,358,615	$ 3,030,362

      Oil Reserve Information

      Basis of Presentation

Proved oil  reserve quantities are based on estimates prepared by Ryder Scott Company, independent petroleum engineers.  There are numerous uncertainties in estimating quantities of proved reserves and projecting future rates of production and the timing of development expenditures. These uncertainties are greater for properties that are undeveloped or have a limited production history, such as those in the North-West Zhetybai Oil field.  The following reserve data represents estimates only and actual reserves may vary substantially from these estimates.  Although the Company acquired the Contract in August 2004 with the currently existent proved reserves in place, oil prices in the area as of December 31, 2004 were too low to enable an economic recovery of these reserves.  Consequently, these reserves would not qualify as "proved" and the related costs were considered as "unevaluated" as of December 31, 2004. As of December 31, 2007, all of the Company's proved reserves were in the Republic of Kazakhstan. The Company's net quantities of proved developed and undeveloped reserves of crude oil and changes thereto are reflected in the table below.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Estimated Quantities of Proved Crude Oil Reserves
(Quantities in Barrels)
December 31,
	2007	2006
Net proved crude oil reserves:
Beginning of year	2,161,104	-
Revisions of previous estimates	-	-
Extensions, discoveries and other additions		2, 161, 104
Revisions of net interest	-	-
Production	-	-
End of year	2, 161, 104	2, 161, 104
Net proved developed reserves:
Beginning of year	-	-
End of year	-	-

As of December 31, 2006, the Company is operating under a Hydrocarbon Exploration and Production Contract that provides the Company the right and obligation to perform hydrocarbon exploration and production in the North-West Zhetybai Oil Field of the Mangistau Oblast region of western Kazakhstan. The Contract was executed in August 2004.  Its term is 20 years, provided the Company invests a minimum of $14,600,000 in exploration and development activities during the Contract term in order to maintain its rights under the Contract. Net revenue interest used in the Ryder Scott reserve report reflects certain fees that are calculated by contract prior to the deduction of costs and reflects a deduction for a 3.35% royalty payment to the Kazakhstan government during the life of the production and 2% property tax, pipeline fees and custom fees.

The proved undeveloped reserves as of December 31, 2007 represent the oil reserves that were estimated to be recovered as a result of the Company’s development plan which involves producing from existing wells and  drilling new wells.  There are no associated gas reserves present in the NW Zhetybai Oil Field and as of December 31, 2007, there were no oil sales from the field.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Costs Incurred - Costs incurred in oil property acquisition, exploration and development activities are summarized below:

	December 31, 2007	December 31, 2006

Acquisition costs:
Unproved properties	$1,848,812	$1,848,812
Proved properties	882,077	882,077
Exploration costs	-	-
Development costs	2,437,694	131,438
Subtotal	5,168,583	2,862,327
Asset retirement costs	190,032	168,035
Total costs incurred	$ 5,358,615	$ 3,030,362

Results of operations

The Company did not have any oil producing activities in 2007 and 2006.

Standardized Measure of Discounted Future Net Cash Flows

       Basis of Presentation

The standardized measure data includes estimates of oil  volumes and forecasts of future production rates over the life of the reserves. Estimates of future production expenditures, including taxes and future development costs, are based on management's best estimates of such costs assuming a continuation of current economic conditions. No provision is included for depletion, depreciation and amortization of property acquisition costs or indirect costs. Income tax expense has been computed using estimated expected future tax rates and giving effect to tax deductions and credits available under current laws and which relate to oil producing activities.  The sales prices used in the calculation are the year-end prices of crude oil for oil sold in the area which, as of December 31, 2007, was $61.82 per barrel.  Changes in price and cost levels, as well as the timing of future development costs, may cause actual results to vary significantly from the data presented.  This information is not intended to represent a forecast or fair market value of the Company's oil assets, but does present a standardized disclosure of discounted future net cash flows that would result under the assumptions used.  The standardized measure of discounted net cash flows relating to proved oil  reserves for 2007 and  2006 were as follows:

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Standardized Measure of Discounted Net Cash Flows
(Amounts in $ Thousands)
December 31, 2007:
Future cash inflows	133,595
Future production costs	(5,857)
Future development costs	(37,010)
Undiscounted future net cash flows before income tax	90,728
10% discount for estimated timing of cash flows	(38,544)
Present value of future net cash flows before income tax	52,184
Future income tax expense, discounted at 10%	(16,612)
Standardized measure of discounted future net cash flows	35,572
December 31, 2006:
Future cash inflows	92,970
Future production costs	(6,073)
Future development costs	(37,010)
Undiscounted future net cash flows before income tax	49,887
10% discount for estimated timing of cash flows	(24,216)
Present value of future net cash flows before income tax	25,671
Future income tax expense, discounted at 10%	(7,746)
Standardized measure of discounted future net cash flows	17,925

Changes in the Standardized Measure of Discounted Net Cash Flows

The following table presents a reconciliation of changes in the standardized measure of discounted net cash flows:

	Year ended December 31,
	2007	2006
Standardized Measure, beginning of year:	$ 17,925	$12,553
Sales and transfers of oil produced, net of production costs	-	-
Net changes in prices, development and production costs	22,896	4,949
Extensions, discoveries and improved recovery, less related costs	-	-
Purchase of minerals in place	-	-
Development costs incurred and changes during the period	(2,306)	(40)
Revisions of previous quantity estimates	-
Increase in present value due to passage of one year	1,792	1,255
Net changes in production rates and other	3,232	2,544
Net change in income taxes	(7,967)	(3,336)
Standardized Measure, end of year	$ 35,572	$ 17,925

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CASPIAN INTERNATIONAL OIL CORPORATION

By: /s/ Nurlan Janseitov

      Nurlan Janseitov, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on April 15, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Nurlan Janseitov

Nurlan Janseitov,

Chief Executive Officer

/s/ David Fulton

David Fulton ,

Chief Financial Officer

/s/ Timur Bergaliyev

Timur Bergaliyev, Director

/s/ Jeremy Feakins

Jeremy Feakins, Director