Form 10-Q
period 2008-03-31
CASPIAN INTERNATIONAL OIL CORP
filed 2008-05-20
CIK 816958

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-52485

CASPIAN INTERNATIONAL OIL CORPORATION
(Name of Issuer in its Charter)

Delaware	20-5588710
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4265 San Felipe, Suite 1100 Houston, TX 77027
(Address of Principal Executive Offices)

Issuer's Telephone Number: (713) 960-6618

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ___	Accelerated filer ___	Non-accelerated filer ___	Small reporting company X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___	No X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
May 15, 2008
Common Voting Stock: 62,757,028 shares

CASPIAN INTERNATIONAL OIL CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Consolidated Balance Sheet as of March 31, 2008 and December 31,2007	2-3

Consolidated Statement of Income for the Three Month Period Ended March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows for Three Months Ended March 31 2008 , and 2007	5

Notes to Consolidated Financial Statements	6-35

Item 2. Managements’ Discussion and Analysis of Financial Condition and Results of Operations	36-44

Risk Factors That May Affect Future Results	39-44

Item 3. Quantitative and Qualitative Disclosures about Market Risk	44

Item 4. Controls and Procedures	44-45

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	45

Item 2. Unregistered Sales of Equity Securities	45

Item 3. Default Upon Senior Securities	45

Item 4. Submission of Matters to a Vote of Security Holders	45

Item 5. Other Information	45

Item 6. Exhibits	45

Signatures	46

Caspian International Oil Corporation
Consolidated Balance Sheets

	Note	As of March 31, 2008 USD (unaudited)	As of December 31, 2007 USD

ASSETS

Current assets
Cash	5	136,469	125,031
Accounts receivable, net	6	3,452,459	5,560,069
Inventories	7	1,206,156	1,475,137
Deferred income tax assets	19	1,329,944	1,393,167

Total current assets		6,125,028	8,553,404

Non-current assets
Investments, equity method	8	67,347	49,875
Oil exploration assets, full cost method	9	5,698,728	5,358,615
Property, plant and equipment	10	18,046,922	18,996,417
Intangible assets	11	158,233	164,747
Restricted cash		439	441

Total non-current assets		23,971,669	24,570,095

TOTAL ASSETS		30,096,697	33,123,499

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Consolidated Balance Sheets

	Note	As of March 31, 2008 USD (unaudited)	As of December 31, 2007 USD

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and other liabilities	12	5,044,688	5,961,857
Short-term loans	13	4,586,217	5,306,085
Taxes payable	14	1,764,910	1,888,837
Dividends payable prior to reverse merger		167,147	310,241

Total current liabilities		11,562,962	13,467,020

Non-current liabilities
Long-term loans	13	12,235,962	12,729,082
Deferred income tax liabilities	19	2,275,277	2,368,487
Obligation for historical reimbursement	15	3,210,540	3,151,916
Asset retirement obligations	16	193,575	190,032

Total non-current liabilities		17,915,354	18,439,517

Total liabilities		29,478,316	31,906,537

Minority interest		280,433	277,772

Stockholders’ equity	17
Common stock, $ 0.001 par value – authorized 200,000,000 shares; issued and outstanding 62,757,028 shares		62,757	62,757
Additional paid-in capital		3,821,850	3,822,375
Accumulated other comprehensive income		413,893	402,989
Accumulated deficit		(3,960,552)	(3,348,931)

Total stockholders’ equity		337,948	939,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		30,096,697	33,123,499

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Consolidated Statements of Operations

	Note	For three months ended March 31, 2008 USD (unaudited)	For three months ended March 31, 2007 USD (unaudited)
Revenues
Sales	18	5,597,858	2,840,969
		5,597,858	2,840,969
Expenses
Production and operating expenses		(4,497,086)	(4,136,733)
General and administrative expenses		(1,186,161)	(1,275,426)
Accretion expenses		(62,167)	(57,742)
Loss from disposal of fixed assets		(8,776)	(3,435)
Income/(loss) from operating activities		(156,332)	(2,632,367)

Share of profits of associates		17,669	29,512
Interest expense		(449,772)	(158,756)
Foreign currency exchange gain/(loss), net		(53,457)	240,816
Equipment rental income		-	93,543
Other non-operating income, net		-	3,575

Income/(loss) before income taxes and minority interest		(641,892)	(2,423,677)

Income tax benefit/(expense)	19	27,174	506,418

Minority interest		3,097	61,417

Net income/(loss)		(611,621)	(1,855,842)

Other comprehensive income:
Foreign currency translation adjustment		10,904	317,271
Comprehensive income (loss)		(600,717)	(1,538,571)
Basic and diluted earnings(loss) per share
Basic and diluted		(0.01)	(0.03)

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Consolidated Statements of Cash Flows

	For three months ended March 31, 2008 USD (unaudited)	For three months ended March 31, 2007 USD (unaudited)
Operating activities:
Net income/(loss)	(611,621)	(1,855,842)
Adjustments for non-cash items:
Depreciation, depletion and amortization	935,592	621,286
Stock-based compensation	21,646	283,706
Investment income	(17,669)	(29,515)
Accretion expenses	62,167	57,742
Minority interest	(3,097)	(61,417)
Impairment loss on fixed assets	8,776	3,435
Foreign exchange difference on long-term obligations	33,116	(205,182)
Deferred income taxes	(27,174)	(506,418)
Changes in assets and liabilities
Accounts receivable	1,957,094	675,470
Inventories	359,273	100,893
Accounts and taxes payable and other liabilities	(1,345,603)	(7,060)
Net cash ( used in)/ provided by operating activities	1,372,500	(922,902)
Investing activities:
Acquisition of property, plant and equipment	(34,834)	(232,005)
Proceeds from disposal of property, plant and equipment	43,142	2,495
Acquisition of intangible assets	(17,048)	-
Decrease of accounts receivable (financial aid)	199,269	-
Increase in accounts receivable (financial aid)	(199,269)	(525)
Acquisition of oil exploration assets	(211,416)	-
Net cash used in investing activities	(220,156)	(230,035)
Financing activities:
Increase in accounts payable (financial aid)	303,830	136,773
Proceeds from loans	589,276	1,309,735
Proceeds from common stock	-	200
Decrease of accounts payable (financial aid)	-	(124,099)
Repayment of loans	(1,784,313)	(309,030)
Distribution by subsidiary for period prior to reverse merger	(142,383)	(14,906)
Net cash provided by/(used in) financing activities	(1,033,590)	998,673

Effect of exchange rates on cash	(107,316)	128,478
Net increase (decrease) in cash and cash equivalents	11,438	(25,786)
Cash and cash equivalents at beginning of the period	125,031	238,900
Cash and cash equivalents at end of the period (Note 5)	136,469	213,114
Supplemental information
Interest paid	449,772	158,756
Oil and gas assets purchased as accounts payable	8,765	61,761

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

1     Background

(a)    Organization and environment

Caspian International Oil Corporation was organized under the laws of the State of Florida on April 9, 1987 as HWS November Corporation.  On May 19, 1989, the Company filed an amendment to its Articles of Incorporation changing its name to Abcor Products, Inc.  On August 22, 2005, the Company filed an amendment to its Articles of Incorporation changing its name to CRSI Group, Inc. (“CRSI Group, Inc.”).

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

The accompanying unaudited financial data as of and for the three months ended March 31, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the Footnotes thereto included in the Company’s annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary  to present fairly the financial position, results of operations, and cash flows as of and for the three months ended March 31, 2008 have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the operating results for the full year.

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

For presentation purposes, the consolidated financial statements are translated into USD using the current-rate method. Accordingly, assets and liabilities are translated at rates of exchange in effect at the consolidated balance sheet date. Capital accounts are translated at their historical exchange rates when the capital stock was issued. Retained earnings are translated at the translated amount at the end of the prior period, plus the translated amount of the net income for the period, less the translated amount of any dividends declared during the current period. Revenues and expenses are translated at average rates of exchange in effect during the three months ended March 31, 2008. Differences arising from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Exchange differences are recognised in profit or loss in the period in which they arise.

The Company has not entered into any material transactions that are denominated in hyper-inflationary currencies.

For translation purposes the Company has used the closing exchange rates of USD 1 to KZT 120.69.

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

(f)    Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. For the three month period ended March 31, 2008 the Company had a net loss of $ 611,621.  As of March 31, 2008, the company had $5,437,934 of negative working capital and $136,469 of cash with which to satisfy any future cash requirements along with $1,177,678 of availability under a borrowing arrangement for Kor-Tazh which is to be used for oil development activity.

Although not as severe as the situations experienced during the first quarter of 2007, the Company did experience some weather conditions during the month of March, 2008 which prevented the full utilization of its seismic crews which resulted in an unfavourable impact on profitability for the first quarter of 2008. Barring any other unforeseen events, especially those that prevent Dank from fulfilling its contracts on schedule, the Company expects to return to profitability during 2008. Significant work remains to be done on seismic contracts signed in 2007 and the Company is aggressively pursing new contracts for 2008 and beyond.   Revenues for the year 2008 are expected to exceed those of 2007. In addition, the Company has significantly reduced the General and Administrative cost of its Corporate headquarters which  should  have a substantial  favourable impact on profits for the remainder of 2008. Therefore, the consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Internal costs, including salaries, benefits and other salary related costs, which can be directly identified with acquisition, exploration or development activities, are capitalized while any costs related to production, general corporate overhead, or similar activities are charged to expense. Geological and geophysical costs not directly associated with a specific unevaluated property are included in the amortization base as incurred. Capitalized internal costs directly identified with the Company’s acquisition, exploration and development activities amounted to approximately $ 211,415 and $61,761 during the three months ended March 31, 2008 and 2007, respectively. The Company also capitalizes a portion of interest expense on borrowed funds.

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

(s)    Recent accounting pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued a FASB Staff Position (“FSP”) on SFAS No. 157 that permits a one –year delay of the effective date for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) . The Company adopted SFAS No. 157 effective January 1, 2008, with the exceptions allowed under the FSP described above and does not expect any significant impact on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FAS Statement No. 115. SFAS No. 159 gives companies the option of applying at specified election dates fair value accounting to certain financial instruments and other items that are not currently required to be measured at fair value. If a company chooses to record eligible items at fair value, the company must report unrealized gains and losses on those items in earnings at each subsequent reporting date. SFAS No. 159 also prescribes presentation and disclosure requirements for assets and liabilities that are measured at fair value pursuant to this standard and pursuant to the guidance in SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (as amended). SFAS No. 159 will be effective for fiscal year 2008. As the provisions of SFAS No. 159 are applied prospectively, the impact to the Registrants will depend on the instruments selected for fair value measurement at the time of implementation. The Company is currently assessing the impact that SFAS No. 159 will have on its consolidated financial statements.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

3     Significant accounting policies (continued)

(s)    Recent accounting pronouncements (continued)

In April 2007, the FASB issued FASB Staff Position No. FIN 39-1, Amendment of FASB Interpretation No. 39 (FSP FIN 39-1). FSP FIN 39-1 allows entities that are party to a master netting arrangement to offset the receivable or payable recognized upon payment or receipt of cash collateral against fair value amounts recognized for derivative instruments that have been offset under the same master netting arrangement in accordance with FASB Interpretation No. 39. The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. FSP Fin 39-1 has had no impact on the Company’s consolidated financial statements as of March 31, 2008.

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

In March, 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early application is encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its consolidated financial statements.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

3     Significant accounting policies (continued)

(t)     Share-Based Compensation

The Company accounts for share based compensation in accordance with the provisions of SFAS No. 123R which requires that the compensation cost relating to share based payment transactions be recognized in financial statements. The Company has issued to certain employees shares of common stock and stock options in compensation for the execution of employment agreements.  Following is a summary of employee awarded shares of common stock and stock options for the three months ended March   31, 2008:

	Shares
	Common Stock	Stock Options
Balance at Dec. 31, 2007	150,000	800,000

2008 Awards	0	0

2008 Cancellations	0	(191,667)

Balance at Mar. 31, 2008	150,000	608,333

The fair value of the shares of common stock and the stock options are being amortized on a straight line basis over the respective vesting periods. The shares vest after one year of service and all shares have been amortized as of March 31, 2008.   The stock options vest over three years of service.  For the three  months ended March  31, 2008 the Company recorded in General and Administrative Expense  $21,646 as employee  share based compensation cost.

Employee stock options are valued using the Black –Scholes method based on the following weighted average assumptions:

Expected Dividend Yield	0.0%
Risk Free Interest Rate	5.0%
Expected life (years)	1.5
Volalitility	110%

The weighted average fair value of the 608,333 employee stock options is $0.35 per share. As of March 31, 2008 the remaining deferred compensation cost for the employee stock options is  $98,154.

The fair value of the shares of common stock is based on the market value of the stock on the dates of execution of the employment agreements. The weighted average value of the 150,000 shares is $0.79 per share. At March 31, 2008 all of the shares of common stock were fully vested and have been amortized.

There were no shares of common stock or stock options issued to third parties during the three months ended March 31, 2008.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

(u)     Concentrations of Credit Risk

Financial instruments that potentially subject Company to concentrations of credit risk consist primarily of accounts receivable. The Company has significant concentrations of credit risk in accounts receivable.

4     Acquisition of subsidiaries

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

5     Cash

	As of March 31, 2008	As of December 31, 2007
	USD	USD

Cash held in bank - KZT	71,518	58,026
Cash held in bank - other currencies	32,974	25,879
Petty cash	32,157	41,126

	136,469	125,031

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

6    Accounts receivable, net

	As of March 31, 2008,	As of December 31, 2007,
	USD	USD

Trade receivables	2,271,356	4,074,138
Financial aid to related parties	420,907	531,468
Advances paid	238,280	378,471
Taxes prepaid	78,101	73,325
Receivables from employees	223,689	277,939
Loan receivable from employee	138,553	50,183
Deferred expenses	191,019	284,970
Other receivables	870	248
	3,562,775	5,670,742

Less allowance for doubtful accounts	(110,316)	(110,673)

	3,452,459	5,560,069

The activity in the allowance for doubtful accounts is as follows:

	For three months ended March 31, 2008	For three months ended March 31, 2007
	USD	USD

Allowance for doubtful accounts at the beginning of the period	110,673	150,529
Additions charged to impairment loss	-	-
Recovery of bad debt allowance	-	-
Foreign currency translation adjustment	(357)	4,348

Allowance for doubtful accounts at the end of the period	110,316	154,877

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

7     Inventories

	As of March 31, 2008	As of December 31, 2007
	USD	USD

Spare parts	937,542	1,225,004
Other materials	268,614	250,133

	1,206,156	1,475,137

8     Investments

Investments as of March 31, 2008 amounting to USD 67,347 represent shares of PGD Services, LLP (“PGDS”). In accordance with the agreement, dated April 5, 2006, Dank acquired 100% of PGDS’s shares from Janseitov Nurlan Sattarovich (85%), Janseitova Irina Petrovna (5%), Safronov Gennadiy Nikolayevich (5%) and Sapozhnikov Anatoliy Ivanovich (5%). In accordance with the agreement signed between Dank and Paradigm Geophysical B.V. on providing processing and analysis of seismic data services in Kazakhstan, Paradigm Geophysical B.V. has the power to govern the financial and operating policies of the PGDS. Net income of PGDS is distributed 20% to Dank and 80% to Paradigm Geophysical in accordance with the above-mentioned agreement. PGDS provides the following services in Kazakhstan: time seismic data processing, depth imaging, structural interpretation, reservoir evaluation. Total assets of PGDS are in the amount of USD 2.1 mln. Management of the Company considers that the Company does not have control but has significant influence over PGDS. Therefore PGDS is not consolidated in the Company’s consolidated financial statements. Investments in PGD are accounted for using the equity method. Income of PGDS for three months ended March 31, 2008 in the amount of USD 17,669 was recognised in the consolidated income statement for three months ended March 31, 2008 under the equity method. Income of PGDS for three months ended March 31, 2007 in the amount of USD 29,512 was recognised in the consolidated income statement for three months ended March 31, 2007 under the equity method. The Company’s maximum exposure to loss as a result of involvement with PDS is in the amount of USD 67,347.

9     Oil exploration assets

	As of March 31, 2008	As of December 31, 2007
	USD	USD

Oil exploration assets
Evaluated	1,840,689	1,730,833
Unevaluated	3,858,039	3,627,782
Less accumulated depletion	-	-

	5,698,728	5,358,615

Credit line received by Kor-Tazh LLP is secured by the oil properties.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

10   Property, plant and equipment

	As of March 31, 2008	As of December 31, 2007
	USD	USD

Machinery and equipment	30,655,021	30,754,402
Vehicles	1,931,141	1,950,909
Land and buildings	1,828	1,834
Other property, plant and equipment	257,010	225,748
	32,845,000	32,932,893

Less accumulated depreciation	(14,798,078)	(13,936,476)

	18,046,922	18,996,417

Total depreciation for three months ended March 31, 2008 was USD 909,172, of which USD 890,581 (97.96%) was recorded in production expenses and USD 18,591 (2.04%) was recorded in general and administrative expenses. Total depreciation for three months ended March 31, 2007 was USD 599,390, of which USD 586,634 (97.9%) was recorded in production expenses and USD 12,756 (2.1%) was recorded in general and administrative expenses.

The equipment with carrying amount of USD 7,516,740 was pledged as security under bank loans as of March 31, 2008.

11   Intangible assets
	As of March 31, 2008	As of December 31, 2007
	USD	USD
Program software	612,173	597,091

Less accumulated amortization	(453,940)	(432,344)

	158,233	164,747

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

12   Accounts payable and other liabilities

	As of March 31, 2008	As of December 31, 2007
	USD	USD

Trade accounts payable	1,646,789	2,518,301
Payables to employees	1,241,206	1,685,385
Advances received	12,528	168,429
Financial aid from related parties	491,342	396,559
Payable to related parties	160,104	160,622
Payables to pension fund stipulated by the law of the Republic of Kazakhstan	374,728	245,004
Interest payable	698,640	644,140
Vacation provision	82,194	92,677
Other payables	337,157	50,740

	5,044,688	5,961,857

13   Loans
	As of March 31, 2008	As of December 30, 2007
	USD	USD

Bank TuranAlem:
KZT – fixed from 15% to 16%	6,928,213	7,131,780
USD – at Libor + 5.65%	9,193,944	10,406,525
	16,122,157	17,538,305
Shareholder
USD – fixed at 4.00%	116,862	116,862
	116,862	116,862
Shareholder
USD - fixed at 6.00%	550,000	350,000
	550,000	350,000
Other
USD	33,160	30,000
	33,160	30,000

	16,822,179	18,035,167

Short-term loans	4,586,217	5,306,085
Long-term loans	12,235,962	12,729,082
Total loans	16,822,179	18,035,167

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

13   Loans (continued)

Following is a summary of the Company’s significant outstanding loans with BTA  as of March 31, 2008:

Company	Loan agreement #	Date issued	Date expires	Purpose of loan	Interest rate	Balance as of March 31, 2008, USD
Dank	63	May 2007	March 2012	Equipment	9.23%	4,249,357
	59	April 2005	June 2010	Equipment	11.03%	2,821,650
	62	May 2007	May 2009	Equipment	11.76%	797,175
	94-1	May 2007	May 2010	Equipment	12.90%	491,580
	94-2	August 2008	August 2010	Equipment	12.96%	327,720
	110	June 2007	June 2010	Equipment	13.20%	375,000
	131-1	August 2007	August 2010	Equipment	13.01%	131,461
	682	March 2007	March 2012	Equipment	15.00%	170,511
	755	April 2007	March 2012	Equipment	15.00%	331,427
	810	April 2007	March 2012	Equipment	15.00%	248,571
	876	April 2007	March 2012	Equipment	15.00%	248,571
	1257	June 2007	March 2012	Equipment	15.00%	207,142
	670	July 2007	March 2008	Working capital	15.00%	331,427
	1622	July 2007	July 2008	Working capital	15.00%	217,500
	2146	Dec ember 2007	November 2008	Working capital	16.00%	360,428
	81	March 2008	October 2008	Working capital	16.00%	388,600
Kor-Tazh	747	April 2007	March 2012	Develop oil field	15%	396,056
	1012	May 2007	March 2012	Develop oil field	15%	279,642
	1116	May 2007	March 2012	Develop oil field	15%	1,195,625
	1466	July 2007	March 2012	Develop oil field	15%	405,142
	1973	October 2007	March 2012	Develop oil field	15%	1,010,854
	1468	July 2007	March 2012	Develop oil field	15%	135,000
	1576	July 2007	March 2012	Develop oil field	15%	400,000

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

14   Taxes Payable

	As of March 31, 2008	As of December 31, 2007
	USD	USD
Income tax	614,944	649,202
Personal income tax	333,396	341,087
Social tax	228,106	288,313
VAT payable	466,804	431,798
Vehicle tax	7,918	7,944
Property tax	52,985	111,344
Other taxes	60,757	59,149

	1,764,910	1,888,837

15   Obligation for historical reimbursement
	As of March 31, 2008	As of December 31, 2007
	USD	USD

Obligation for historical reimbursement as of December 31, 2007	3,151,916	2,927,930
Accretion expense	58,624	223,986

Obligation for historical reimbursement as of March 31, 2008	3,210,540	3,151,916

On August 4, 2004 the subsurface contract # 1483 on Zhetibay Severo-Zapadnay oil field was assigned to Kor-Tazh.  The contract was concluded for twenty years ending 2024 with five years for exploration at the date of contract commencement.

The Company through its purchase of Kor-Tazh is obliged to reimburse USD 6,363,310, which represents historical costs incurred by the Republic of Kazakhstan for the oilfield as per the terms of the subsurface contract. Settlement of the obligation for historical reimbursement should be made in line with a payment schedule agreed between Kor-Tazh and the Government. The remaining amount shall be paid by equal portions starting from the ending date of the exploration period. Therefore no payments were made during three months ended March 31, 2008. The obligation is discounted at 7.65%, being the estimated credit-adjusted risk free discount rate.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

16   Asset retirement obligations

	As of March 31, 2008	As of December 31, 2007
	USD	USD

Asset retirement obligation as of December 31, 2007	190,032	176,535
Accretion expense	3,543	13,497

Asset retirement obligation as of March 31, 2008	193,575	190,032

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

On August 10, 2006 CIOC B.V acquired CRSI Group, Inc. (subsequently changed to CIOC) in a reverse acquisition transaction. The stockholders’ equity section of the consolidated balance sheet as of March 31, 2008 is that of the nominal acquiree CIOC B.V., not the nominal acquirer CRSI Group, Inc. (subsequently changed to CIOC). Consequently, the amount shown for capital is valued in terms of the issued capital of CIOC B.V., plus the cost of the acquisition, which is equal to zero.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

17   Stockholders’ equity (continued)

Common Stock

The number of shares of CIOC common stock issued and outstanding as of March 31, 2008 is 62,757,028 .

During first quarter 2008, there have been no shares of common stock issued to employees or to third parties.  The market value of shares issued in years prior to first quarter 2008 have been amortized as General and Administrative expense.

Stock Options

The Company’s stock option activity during the quarter ended March 31, 2008 is summarized in the following table:

		Weighted Average
	Options Outstanding	Exercise Price	Fair Value

Balance,12/31/2007	950,000	0.66	0.34

Awards in first quarter 2008	0

Cancellations in first quarter 2008	(191,667)	0.70	0.27

Balance, 03/31/2008	758,333	0.65	0.36

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

18   Revenue

The major customers of oil field services segment during first quarter 2008 and 2007 were as following:

	For three months nded March 31, 2008	For three months ended March 31, 2007
	USD	USD

Samek International	3,000,000	2,126,163
Alga Caspi Gas	1,417,170	-
Anako	1,144,960	-
Other customers	35,728	714,806

Total revenue	5,597,858	2,840,969

19   Income tax

The income tax charge in the income statement comprised of:

	For three months ended March 31, 2008	For three months ended March 31, 2007
	USD	USD

Current tax (expense)/benefit	-	-
Deferred tax (expense)/benefit	27,174	506,418

	27,174	506,418

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

19   Income Tax (continued)

Relationship between tax expenses and accounting income for three months ended March 31, 2008 and 2007 is explained as follows:

	For three months ended March 31, 2008	For three months ended March 31, 2007

Income/(loss) before income taxes	(641,892)	(2,423,677)
Expected tax (provision)/benefit	192,567	727,103
Add tax effect of:
Permanent differences	(165,393)	(220,685)
	27,174	506,418

The statutory tax rate of 30% is used in Kazakhstan.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	As of March 31, 2008	As of December 31, 2007
	USD	USD
Deferred tax assets:
Accrued tax liabilities	81,890	122,892
Accrued vacation provision	31,312	31,413
Deferred tax related to oil properties	842,827	779,402
Tax losses carried forward	1,216,742	1,238,862
	2,172,771	2,172,569

Valuation allowance	(842,827)	(779,402)
	1,329,944	1,393,167
Deferred tax liabilities:
Fixed assets and intangible assets	2,275,277	2,368,487
	2,275,277	2,368,487

Net deferred tax liability	945,333	975,320

Tax losses carried forward relate to the oil field services company located in Kazakhstan and expire in three years.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The changes in the deferred tax assets and deferred tax liabilities are as follows:

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

19   Income Tax (continued)

	Deferred Tax Assets As of March 31, 2008	Deferred Tax Liabilities As of March 31, 2008
	USD	USD
At the beginning of the year	1,393,167	2,368,487
Charge recognized in income	(58,382)	(85,556)
Foreign currency translation adjustment	(4,841)	(7,654)

At the end of the period	1,329,944	2,275,277

20   Earnings per share

	For three months ended March 31, 2008	For three months ended March 31, 2007
	USD	USD

Net profit/(loss) attributable to ordinary shareholders	(611,621)	(1,855,842)

Weighted average number of outstanding common shares	62,757,028	62,298,888
Weighted average number of outstanding common shares after dilution	62,757,028	62,298,888

Basic and diluted earnings per share	(0.01)	(0.03)

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company's common stock equivalents at March 31, 2008 include 758,333 unexercised options. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

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

Business segments	Oil field services	Oil field exploration	Eliminations	Consolidated
USD	For three months ended March 31, 2008	For three months ended March 31, 2008	For three months ended March 31, 2008	For three months ended March 31, 2008
Revenues
Sales to third parties	5,597,858	-	-	5,597,858
Inter-segment sales	-	-	-	-
Total sales	5,597,858	-	-	5,597,858
Expenses
Share of profit of associates	17,699	-	-	17,699
Production and operating expenses	(4,497,086)	-	-	(4,497,086)
General and administrative expenses, operating	(715,842)	(155,887)	-	(871,729)
General and administrative expenses, corporate	(157,216)	(157,216)	-	(314,432)
Accretion expenses	-	(62,167)	-	(62,167)
Interest expense	(446,212)	(3,560)	-	(449,772)
Foreign currency exchange gain, net	(40,277)	(13,180)	-	(53,457)
Loss from disposal of fixed assets, net	(8,776)	-	-	(8,776)
Income tax benefit	27,174	-	-	27,174
Net income/(loss)	(222,708)	(392,010)	3,097	(611,621)
Total assets	26,532,498	8,830,945	(5,266,746)	30,096,697

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

21    Segment Reporting (continued)

Business segments	Oil field services	Oil field exploration	Eliminations	Consolidated
USD	For three months ended March 31, 2007	For three months ended March 31, 2007	For three months ended March 31, 2007	For three months ended March 31, 2007
Revenues
Sales to third parties	2,840,969	-	-	2,840,969
Inter-segment sales	-	-	-	-
Total sales	2,840,969	-	-	2,840,969

Expenses
Share of profit of associates	29,512	-	-	29,512
Production and operating expenses	(4,136,733)	-	-	(4,136,733)
General and administrative expenses	(525,372)	(61,882)	-	(587,254)
General and administrative expenses, corporate	(344,086)	(344,086)	-	(688,172)
Accretion expenses	-	(57,742)	-	(57,742)
Interest expense	(150,695)	(8,061)	-	(158,756)
Foreign currency exchange gain, net	160,184	80,632	-	240,816
Rent income	93,543	-	-	93,543
Loss from disposal of fixed assets, net	(3,435)	-	-	(3,435)
Other non-operating income (loss), net	3,591	(16)	-	3,575
Income tax benefit	506,418	-	-	506,418

Net income	(1,526,104)	(391,155)	61,417	(1,855,842)
Total assets	19,646,788	5,206,071	(4,144,775)	20,708,084

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

22   Commitments and Contingencies

Capital Commitments

Under the terms of the subsurface contract, Kor-Tazh is required to spend a total of USD 14.6 million in exploration and development activities on the oilfield during twenty years.  The failure to make these minimum capital expenditures could result in the loss of the subsurface contract.

In accordance with the subsurface contract, the Company is committed to contribute to social sphere development in the total amount of USD 844,000 for all oilfields during the twenty years.  During year ended December 31, 2007, the Company made payment of USD 52,000.  Management believes that the Company will meet this obligation within the exploration phase. There were no payments made during first quarter 2008.

In accordance with the subsurface contract, the Company is committed to finance professional training in the total amount of USD 146,000 for all oilfields during the twenty years.  During year ended December 31, 2007, the Company made payment of USD 24,445.  Management believes that the Company will meet this obligation within the exploration phase. There were no payments made during first quarter 2008.

The following table lists our significant commitments at March 31, 2008, excluding current liabilities as listed on our balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment	$12,084,415	$584,415	$7,900,000	$500,000	$3,100,000

Historical cost Due to the Government of Kazakhstan	$6,267,860	-	$417,860	$835,700	$5,014,300
Social sphere development commitment	$792,000	$42,000	$126,000	$85,000	$539,000
Obligation to finance professional training	$121,555	$6,555	$79,000	$5,000	$31,000

Asset retirement obligation	$216,000	-	-	-	$216,000

Loans	$16,822,179	$4,586,216	$6,425,440	$5,702,659	$107,864
Interest expense	$5,978,307	$1,849,815	$2,649,299	$1,434,261	$44,932
Total	$42,282,316	$7,069,001	$17,597,599	$8,562,620	$9,053,096

For interest expense computation the Company made an assumption that LIBOR rate would be consistent for the remainder of the term of the debt.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

22   Commitments and Contingencies (continued)

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

23   Post balance sheet events

Dank received loan in the amount of USD 580,000 subsequently to March 31, 2008.

24   Related party transactions

Related parties transactions, as defined by SFAS 57, are those that include transactions between the following:

a)	a parent company and its subsidiaries;

b)	subsidiaries of a common parent;

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

24   Related party transactions (continued)

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

The relationship between the Company and the described below related parties is as following:

•	“PGDS Services” LLP – is a 100% subsidiary of Dank LLP, which is Variable Interest Entity;
•	“Kazpromgeiphysics” JSC – Janseitov Nurlan is one of the shareholders of the company;
•	“Batyr” LLP – Janseitov Nurlan is one of the shareholders of the company;
•	“Nurtobe” LLP – Bergaliyev Timur is a Director of the company;
•	“Turksibstroy” LLP – Bergaliyev Timur used to be a Director of the company;
•	“City lux” LLP – Bergaliyev Timur is a founder and Director of the company;
•	“Caspian Logging” LLP – related party of “Kazpromgeophysics” LLP.

Management remuneration

Key management received the following remuneration during the year, which is included in general and administrative expenses:

	For three months ended March 31, 2008	For three months ended March 31, 2007
	USD	USD
Salaries and bonuses	174,084	175,065
Other long-term service benefits provided	-	-
Termination benefits	-	-
	174,084	175,065

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

24   Related party transactions (continued)

Transactions with other related parties

The Company’s other related party transactions are disclosed below.

USD	Transaction value	Transaction value
	For three months ended March 31, 2008	For three months ended March 31, 2007
Services provided:
Other related parties
“PGD Services” LLP	17,669	29,512

Cost of services purchased:
Other related parties
“PGD Services” LLP	-	11,991
“Batyr” Ltd	64,718	67,333
	139,892	108,836

Financial aid received:
Shareholder
Timur Bergaliyev	303,830	12,674
Other related parties
“Kazpromgeophysics” JSC	199,269	124,099
	503,099	136,773
Financial aid paid:
“Kazpromgeophysics” JSC	199,269	124,099
“Caspian Logging Services” LLP	-	32,026
	199,269	156,125

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

24   Related party transactions (continued)

	Outstanding balance As of March 31, 2008	Outstanding balance As of December 31, 2007
Financial aid received:
Shareholder
Timur Bergaliyev, payable	458,199	155,498
“Kazpromgeophysics” JSC	8,286	241,061
“Batyr” Ltd	24,857	-
	491,342	396,559
Finacial aid paid:
Other related parties
“Caspian Logging Services” LLP, receivable	157,428	282,627
“Turksibstroy” LLP, receivable	217,457	216,921
“City Lux” LLP	31,817	31,920
Other	14,205	-
	420,907	531,468
Payable to related parties:
“PGD Services” LLP	156,095	156,600
“Nurtobe” LLP	4,009	4,022
	160,104	160,622

Loans Received:
Shareholder, payable	700,022	466,862

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

Results of Operations

The Company’s revenue is currently provided by Dank, our oilfield service subsidiary. Revenues for the three months ended March 31, 2008 were $5,597,858 as compared to $2,840,969 for the three months ended March 31, 2007. The increase in 2008 revenues is due to better utilization of our seismic crews, including a fourth crew which was added in the third quarter of 2007. In the first quarter of 2007 the Company’s seismic crews were not fully utilized due to harsh weather conditions and one crew being placed on standby while our client attempted to resolve an issue with the Uzbek government.

Although not as severe as the harsh weather  experienced in 2007, our seismic crew operating activities were negatively impacted by unfavorable weather conditions during the month of March, 2008. As a result, there was a loss from operating activities of $156,332 for the three months ended March 31, 2008. This compares to a loss of $2,632,367 for the three months ended March 31, 2007. The crews impacted by the unfavorable weather conditions in March, 2008 were able to return to full utilization during the month of April, 2008. Barring any unforeseen events that prevent Dank from fulfilling its contracts on schedule, the Company expects revenues for 2008 to exceed those of 2007.

Expenses for the three months ended March 31, 2008 were higher than those in the comparable 2007 period due primarily to the increased costs associated with adding a fourth seismic crew including increased depreciation expense for  the additional seismic  equipment. One category of expense that was lower for the three months ended March 31, 2008 was Corporate Office overhead which decreased to $314,432 for the three months ended March 31, 2008 as compared to $688,172 for the three months ended March 31, 2007.

A significant portion of the lower Corporate Office overhead is a reduction in the cost of the Company’s stock based compensation.  The reduction is principally due to the cancellation of award shares and stock options of the Company’s former CEO whose contract was terminated in July, 2007.  In addition, no shares or stock  options have been issued to third parties during the three months ended March 31, 2008. Stock based compensation is not expected to be a significant amount of our General and Administrative expense in the immediate future.

Interest expense for the three months ended March 31, 2008 was $449,772 as compared to $158,756 for the three months ended March 31, 2007. The higher interest expense was due to the increased level of borrowing by Dank, principally for equipment needed to meet the increased demand for its services. Our oil exploration and production subsidiary, Kor-Tazh, also incurred substantial interest costs. However the majority of interest cost incurred by Kor-Tazh in the development of its oil field is being capitalized as oil exploration and production assets on our balance sheet.

Income tax benefits of $27,174 were recorded for the three months ended March 31, 2008 as compared to tax benefits of $506,418 for the three months ended March 31, 2007. We are accruing tax benefits on losses incurred by Dank as we anticipate being able to offset those losses against taxable income as Dank returns to profitability in 2008. However, no tax benefit is being recorded for the loss attributable to the general and administrative expenses of our U.S. corporate office.

Our net loss for the three months ended March 31, 2008 was $611,621 as compared to a net loss of $1,855,842 for the three months ended March 31, 2007. Higher revenues from improved utilization of Dank’s seismic crews in 2008 coupled with a significant reduction in Corporate overhead were the principal factors in the improvement in 2008. Management is continuing to analyze overhead expenses to determine if further reductions can be made.

Liquidity and Capital Resources

The primary source of the Company’s capital resources have been from lines of credit with Bank Turan Alem “BTA”. Our aggregated debt service obligations at March 31, 2008 are shown in the following table:

Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years

BTA-Dank	$12,299,835	$3,886,194	$6,425,440	$1,880,337	$107,864

BTA-Kor-Tazh	$3,822,322	-	-	$3,822,322	-

Total BTA	$16,122,157	$3,886,194	$6,425,440	$5,702,659	$107,864

Other	$700,022	$700,022	-	-	-

Total Loans	$16,822,179	$4,586,216	$6,425,440	$5,702,659	$107,864

Interest	$5,978,307	$1, 849,815	$2,649,299	$1,434,261	$44,932

For the interest computation the Company made an assumption that the Libor rate would remain constant for the remaining term of the debt.

During the first quarter of 2008, the debt obligation related to our BTA-Dank loan was reduced by approximately $1.4 million.

Our BTA-Kor-Tazh loan balance remained at $3.8 million at March 31, 2008, leaving approximately $1.2 million available under Kor-Tazh’s $5 million credit line. It is anticipated that this $1.2 million will be used in the development of Kor-Tazh’s oil field, NW Zhetybai, during the second and third quarters of 2008, principally for well re-entry costs.

Cash Flow

Our cash flow for the three months ended March 31, 2008 and 2007 is summarized in the following table :

	Three months ended March 31, 2008	Three months ended March 31, 2007
Net Cash:
(Used in)/ provided by operating activities	$1,372,500	$(922,902)
(Used in)/ investing activities	$(220,156)	$(230,035)
Provided by/ (used in) financing activities	$(1,033,590)	$998,673

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	$11,438	$(25,786)

Net cash provided by operating activities improved for the three months ended March 31, 2008 over the three months ended March 31, 2007 due to the increased Dank revenues resulting from the utilization of our seismic crews, including the fourth crew added during the third quarter of 2007.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.  CONTROLS AND PROCEDURES.

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

CASPIAN INTERNATIONAL OIL CORPORATION

Date: May 19, 2008	By:	/s/ Nurlan Janseitov
Nurlan Janseitov, Chief Executive Officer

	By:	/s/ David Fulton
David Fulton, Chief Financial Officer

*       *       *       *       *