Form 10-Q
period 2008-06-30
CASPIAN INTERNATIONAL OIL CORP
filed 2008-08-14
CIK 816958

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-52485

CASPIAN INTERNATIONAL OIL CORPORATION
(Name of Issuer in its Charter)

Delaware	20-5588710
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization)

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

Yes X                    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer__  Accelerated filer _ Non-accelerated filer __ Small reporting company_X_

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes __                No   X

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
August 15, 2008,
Common Voting Stock: 62,757,028

CASPAIN INTERNATIONAL OIL CORPORATION
FORM 10-Q
TABLE OF CONTENTS

PART I — FINANCIAL INFORMATION

Item 1. Unaudited Consolidated Financial Statements

Consolidated Balance Sheet as of June 30, 2008 and December 31,	2-3

Consolidated Statements of Operations for the Three and Six Month Period
Ended June 30, 2008 and 2007	4

Consolidated Statements of Cash Flows for Six Months Ended June 30, 2008
and 2007	5

Notes to Consolidated Financial Statements	6-35

Item 2. Managements’ Discussion and Analysis of Financial Condition
and Results of Operations	36-39

Risk Factors That May Affect Future Results	40-44

Item 3. Quantitative and Qualitative Disclosures about Market Risk	45

Item 4. Controls and Procedures	45

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 2. Unregistered Sales of Equity Securities	46

Item 3. Default Upon Senior Securities	46

Item 4. Submission of Matters to a Vote of Security Holders	46

Item 5. Other Information	46

Item 6. Exhibits	46

Signatures	47

Caspian International Oil Corporation
Consolidated Balance Sheets

		As of June 30, 2008	As of December 31, 2007
	Note	USD (unaudited)	USD

ASSETS

Current assets
Cash	5	30,649	125,031
Accounts receivable, net	6	5,123,576	5,560,069
Inventories	7	1,083,710	1,475,137
Deferred income tax assets	19	1,045,518	1,393,167

Total current assets		7,283,453	8,553,404

Non-current assets
Investments, equity method	8	143,563	49,875
Oil exploration assets, full cost method	9	6,660,107	5,358,615
Property, plant and equipment	10	17,247,304	18,996,417
Intangible assets	11	135,529	164,747
Restricted cash		30,062	441

Total non-current assets		24,216,565	24,570,095

TOTAL ASSETS		31,500,018	33,123,499

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Consolidated Balance Sheets

		As of June 30, 2008	As of December 31, 2007
	Note	USD (unaudited)	USD

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and other liabilities	12	6,913,835	5,961,857
Short-term loans	13	2,255,946	5,306,085
Taxes payable	14	1,464,903	1,888,837
Dividends payable prior to reverse merger		31,785	310,241

Total current liabilities		10,666,469	13,467,020

Non-current liabilities
Long-term loans	13	14,527,355	12,729,082
Deferred income tax liabilities	19	2,194,219	2,368,487
Obligation for historical reimbursement	15	3,270,256	3,151,916
Asset retirement obligations	16	197,171	190,032

Total non-current liabilities		20,189,001	18,439,517

Total liabilities		30,855,470	31,906,537

Minority interest		304,427	277,772

Stockholders’ equity	17
Common stock, $ 0.001 par value – authorized 200,000,000 shares; issued and outstanding 62,757,028 shares		62,757	62,757
Additional paid-in capital		3,821,850	3,822,375
Accumulated other comprehensive income		422,575	402,989
Accumulated deficit		(3,967,061)	(3,348,931)

Total stockholders’ equity		340,121	939,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		31,500,018	33,123,499

The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Consolidated Statements of Operations

		For the three	For the three	For the six	For the six
		months ended	months ended	months ended	months ended
		June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	Note	USD	USD	USD	USD
Revenues
Sales	18	6,382,468	2,852,566	11,980,326	5,693,535
		6,382,468	2,852,566	11,980,326	5,693,535
Expenses
Production and operating expenses		(4,301,617)	(2,388,158)	(8,798,703)	(6,524,891)
General and administrative expenses		(1,472,996)	(1,206,585)	(2,659,157)	(2,482,011)
Accretion expenses		(63,312)	(58,816)	(125,479)	(116,564)
Gain/(loss) from disposal of fixed assets		8,044	(2,290)	(732)	(5,725)
Income/(loss) from operating activities
		552,587	(803,283)	396,255	3,435,656)

Share of profits of associates	8	76,357	(10,813)	94,026	18,699
Interest expense		(389,626)	(256,690)	(839,398)	(415,446)
Foreign currency exchange gain/(loss), net		(38,499)	64,294	(91,956)	305,110
Other non-operating income, net		20,966	(1,243)	20,966	95,875

Income/(loss) before income taxes and minority interest		221,785	(1,007,735)	(420,107)	(3,431,418)

Income tax benefit/(expense)	19	(204,126)	42,363	(176,952)	548,781

Minority interest		(24,168)	5,091	(21,071)	66,508

Net income/(loss)		(6,509)	(960,281)	(618,130)	(2,816,129)

Other comprehensive income:
Foreign currency translation adjustment		8,682	(105,091)	19,586	212,180
Comprehensive income/(loss)		2,173	(1,065,372)	(598,544)	(2,603,949)
Basic and diluted earnings/(loss) per share	20
Basic and diluted		(0.0001)	(0.02)	(0.01)	(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Consolidated Statements of Cash Flows

	For six months ended June 30, 2008 USD	For six months ended June 30, 2007 USD
Operating activities:
Net income/(loss)	(618,130)	(2,816,129)
Adjustments for non-cash items:
Depreciation, depletion and amortization	1,876,105	1,320,973
Stock-based compensation	36,354	364,290
Investment income	(94,026)	(18,699)
Accretion expenses	125,479	116,564
Minority interest	21,071	66,508
Impairment loss on fixed assets	732	6,022
Foreign exchange difference on long-term obligations	50,501	(179,580)
Deferred income taxes	176,952	(548,781)
Changes in assets and liabilities
Accounts receivable	(58,877)	(240,718)
Inventories	447,972	90,638
Accounts and taxes payable and other liabilities	(800,878)	412,717
Net cash ( used in)/ provided by operating activities	1,163,255	(1,426,195)
Investing activities:
Acquisition of property, plant and equipment	(151,113)	(1,128,691)
Proceeds from disposal of property, plant and equipment	12,920	11,724
Acquisition of intangible assets	(16,836)	1,388
Decrease of accounts receivable (financial aid)	616,977	-
Increase in accounts receivable (financial aid)	(495,506)	-
Acquisition of oil exploration assets	(1,327,548)	(1,355,686)
Restricted cash	-29,620
Net cash used in investing activities	(1,390,726)	(2,471,265)
Financing activities:
Increase in accounts payable (financial aid)	1,849,534	865,699
Proceeds from loans	1,874,826	4,740,845
Proceeds from common stock	-	200
Decrease of accounts payable (financial aid)	(207,039)	(510,538)
Repayment of loans	(3,103,814)	(1,127,534)
Distribution by subsidiary for period prior to reverse merger	(277,297)	(44,143)
Net cash provided by/(used in) financing activities	136,210	3,924,529

Effect of exchange rates on cash	(3,121)	(151,818)
Net increase (decrease) in cash and cash equivalents	(94,382)	(124,749)
Cash and cash equivalents at beginning of the period	125,031	238,900
Cash and cash equivalents at end of the period (Note 5)	30,649	114,151
Supplemental information
Interest paid	839,398	415,446
Oil and gas assets purchased as accounts payable	16,563	2,662,958

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

On August 10, 2006 CRSI Group acquired all of the beneficial interest in the registered capital stock of Caspian International Oil Corporation (CIOC) B.V., a corporation organized under the laws of The Kingdom of the Netherlands. CIOC B.V. is a holding company that owns 95% of the equity in each of two limited liability partnerships organized under the laws of the Republic of Kazakhstan:  SIF Dank, LLP (“Dank”) and Kor-Tazh, LLP (“Kor-Tazh”).  Dank is engaged in the business of providing oil field services such as 2D and 3D seismic acquisitions, data processing and interpretation, reservoir modelling and topography to the oil exploration industry in Kazakhstan.  Kor-Tazh operates an oil field in western Kazakhstan. CIOC BV was treated as an acquirer for accounting purposes. A new Board of Directors was elected that is comprised primarily of the former directors of CIOC BV. The Company’s financial statements are presented as a continuation of CIOC BV, and not those of CRSI, and the capital structure of the Company is now different from that appearing in the historical financial statements of CRSI due to the effect of the recapitalization.

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

The accompanying unaudited financial data as of and for the six months ended June 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the Footnotes thereto included in the Company’s annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary  to present fairly the financial position, results of operations, and cash flows as of and for the six months ended June 30, 2008 have been made. The results of operations for the six months ended June 30, 2008 are not necessarily indicative of the operating results for the full year.

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

All  intercompany balances and transactions have been eliminated in consolidation.

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

For presentation purposes, the consolidated financial statements are translated into USD using the current-rate method. Accordingly, assets and liabilities are translated at rates of exchange in effect at the consolidated balance sheet date. Capital accounts are translated at their historical exchange rates when the capital stock was issued. Retained earnings are translated at the translated amount at the end of the prior period, plus the translated amount of the net income for the period, less the translated amount of any dividends declared during the current period. Revenues and expenses are translated at average rates of exchange in effect during the six months ended June 30, 2008. Differences arising from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Exchange differences are recognised in profit or loss in the period in which they arise.

The Company has not entered into any material transactions that are denominated in hyper-inflationary currencies.

For translation purposes the Company has used the closing exchange rates of USD 1 to KZT 120.75.

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

(f)      Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. For the three month and six month periods ended June 30, 2008 the Company had a net loss of $6,509 and $618,130 respectively.   As of June 30, 2008, the company had $3,383,016 of negative working capital and $30,649 of cash with which to satisfy any future cash requirements along with $1,179,312 availability under a borrowing arrangement for Kor-Tazh which is to be used for oil development activity. Subsequent to June 30, 2008 Dank received a loan for $331,263 for working capital purposes.

Net income for the three months ended June 30, 2008 was essentially break-even as positive net income from Dank was offset by general and administrative costs in other areas.  Barring any  unforeseen events, especially those that prevent Dank from fulfilling its contracts on schedule, the Company expects to return to profitability during 2008. Significant work remains to be done on seismic contracts signed in 2007 and the Company is aggressively pursing new contracts for 2008 and beyond. In addition, the Company has significantly reduced the General and Administrative cost of its Corporate headquarters which should have a substantial favourable impact on profits for the remainder of 2008. Also, we anticipate that the well re-entry program currently being conducted to develop our proved oil reserves (2,161,104 barrels) will be completed by year end 2008. The revenue from the oil produced is expected to a make a significant contribution to our profitability.   Therefore, the consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Inventories, consisting primarily of spare parts are stated at the lower cost or market value. Cost is determined using the “average cost” method.

(e)	Oil exploration and production assets
The Company follows the full cost method of accounting for the costs of acquisition, exploration and development of its oil properties. Under this method, all productive and non-productive costs incurred in connection with the acquisition of, exploration for and development of oil reserves for eachcost center are capitalized. Capitalized costs include acquisition costs, geological and geophysical work, delay rentals and the costs of drilling, completing and equipping oil wells. Capitalized costs of proved oil properties are depleted on a unit of production method using estimated proved oil reserves. The amortizable base used to calculate unit of production depletion includes estimated future development costs and dismantlement, restoration, and abandonment costs, net of estimated salvage values. Sales of oil properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustment would significantly alter the relationship between capitalized costs and proved reserves.

Internal costs, including salaries, benefits and other salary related costs, which can be directly identified with acquisition, exploration or development activities, are capitalized while any costs related to production, general corporate overhead, or similar activities are charged to expense. Geological and geophysical costs not directly associated with a specific unevaluated property are included in the amortization base as incurred. Capitalized internal costs directly identified with the Company’s acquisition, exploration and development activities amounted to approximately $1,032,988 and $ 1,363,796 during the six months ended June 30, 2008 and 2007, respectively. The Company also capitalizes a portion of interest expense on borrowed funds.

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
(h)
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

There is no uncertainty in the Company’s income taxes which would require recognition under FASB Interpretation No. 48.

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

The oil company is at the development stage at the moment and does not generate any revenue.

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

3	Significant accounting policies (continued)

(q)	Segment reporting (continued)

operating segments. The Company’s business activities are conducted predominantly through two major business segments: oil field services and oil field development. Oil field services represent 2D and 3D seismic acquisitions, data processing and interpretation, reservoir modelling and topography to the oil exploration industry in Kazakhstan. Oil field development represents operating an oil field in western Kazakhstan.

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
The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. FSP Fin 39-1 has had no impact on the Company’s consolidated financial statements as of June 30, 2008.

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
The Company accounts for share based compensation in accordance with the provisions of SFAS No. 123R which requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. The Company has issued to certain employees shares of common stock and stock options in compensation for the execution of employment agreements.  Following is a summary of employee awarded shares of common stock and stock options for the six months ended June 30, 2008:

	Shares
	Common	Stock
	Stock	Options
Balance at Dec. 31, 2007	150,000	800,000

2008 Awards	0	0

2008 Cancellations	0	(191,667)

Balance at June 30, 2008	150,000	608,333

The fair value of the shares of common stock and the stock options are being amortized on a straight line basis over the respective vesting periods. The shares vest after one year of service and all shares have been amortized as of June 30, 2008.   The stock options vest over three years of service.  For the three and six   months ended June 30, 2008 the Company recorded in General and Administrative Expense $14,704 and $36,350, respectively as employee share based compensation cost.

Employee stock options are valued using the Black –Scholes method based on the following weighted average assumptions:

Expected Dividend Yield	0.0%
Risk Free Interest Rate	5.0%
Expected life (years)	1.5
Volatility	110%

The weighted average fair value of the 608,333 employee stock options is $0.35 per share. As of June 30, 2008 the remaining deferred compensation cost for the employee stock options is  $83,450.

The fair value of the shares of common stock is based on the market value of the stock on the dates of execution of the employment agreements. The weighted average value of the 150,000 shares is $0.79 per share. At June 30, 2008 all of the shares of common stock were fully vested and have been amortized.

There were no shares of common stock or stock options issued to third parties during the three and six months ended June 30, 2008.

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

5      Cash

	As of June 30, 2008	As of December 31, 2007
	USD	USD

Cash held in bank - KZT	16,266	58,026
Cash held in bank - other currencies	764	25,879
Petty cash	13,619	41,126

	30,649	125,031

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

6    Accounts receivable, net

	As of June 30, 2008	As of December 31, 2007
	USD	USD

Trade receivables	4,082,478	4,074,138
Financial aid to related parties	425,362	531,468
Advances paid	197,913	378,471
Taxes prepaid	94,832	73,325
Receivables from employees	107,172	277,939
Loan receivable from employee	139,222	50,183
Deferred expenses	158,013	284,970
Other receivables	-	248
	5,204,992	5,670,742

Less allowance for doubtful accounts	(81,416)	(110,673)

	5,123,576	5,560,069

The activity in the allowance for doubtful accounts is as follows:

	For six months ended June 30, 2008	For six months ended June 30, 2007
	USD	USD

Allowance for doubtful accounts at the beginning of the period	110,673	150,529
Additions charged to impairment loss	42,839	-
Recovery of bad debt allowance	(71,744)	-
Foreign currency translation adjustment	(352)	6,289

Allowance for doubtful accounts at the end of the period	81,416	156,818

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

7	Inventories

	As of June 30, 2008	As of December 31, 2007
	USD	USD

Spare parts	812,306	1,225,004
Other materials	271,404	250,133

	1,083,710	1,475,137

8	Investments

Investments as of June 30, 2008 amounting to USD 143,563 represent shares of PGD Services, LLP (“PGDS”). In accordance with the agreement, dated April 5, 2006, Dank acquired 100% of PGDS’s shares from Janseitov Nurlan Sattarovich (85%), Janseitova Irina Petrovna (5%), Safronov Gennadiy Nikolayevich (5%) and Sapozhnikov Anatoliy Ivanovich (5%). In accordance with the agreement signed between Dank and Paradigm Geophysical B.V. on providing processing and analysis of seismic data services in Kazakhstan, Paradigm Geophysical B.V. has the power to govern the financial and operating policies of the PGDS. Net income of PGDS is distributed 20% to Dank and 80% to Paradigm Geophysical in accordance with the above-mentioned agreement. PGDS provides the following services in Kazakhstan: time seismic data processing, depth imaging, structural interpretation, reservoir evaluation. Total assets of PGDS are in the amount of USD 2.1 mln. as of June 30, 2008. Management of the Company considers that the Company does not have control but has significant influence over PGDS. Therefore PGDS is not consolidated in the Company’s consolidated financial statements. Investments in PGD are accounted for using the equity method. Income of PGDS for six months ended June 30, 2008 in the amount of USD 94,026 was recognised in the consolidated income statement for six months ended June 30, 2008 under the equity method. Income of PGDS for six months ended June 30, 2007 in the amount of USD 18,699 was recognised in the consolidated income statement for six months ended June 30, 2007 under the equity method. The Company’s maximum exposure to loss as a result of involvement with PDS is in the amount of USD 143,563.

9	Oil exploration assets

	As of June 30, 2008	As of December 31, 2007
	USD	USD

Oil exploration assets
Evaluated	2,151,215	1,730,833
Unevaluated	4,508,892	3,627,782
Less accumulated depletion	-	-

	6,660,107	5,358,615

Credit line received by Kor-Tazh LLP is secured by the oil properties.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

10 Property, plant and equipment

	As of June 30, 2008	As of December 31, 2007
	USD	USD

Machinery and equipment	30,603,749	30,754,402
Vehicles	1,949,656	1,950,909
Land and buildings	1,827	1,834
Other property, plant and equipment	327,559	225,748
	32,882,791	32,932,893

Less accumulated depreciation	(15,635,487)	(13,936,476)

	17,247,304	18,996,417

Total depreciation for six months ended June 30, 2008 was USD 1,816,259, of which USD 1,777,250 (97.85%) was recorded in production expenses and USD 39,009 (2.15%) was recorded in general and administrative expenses. Total depreciation for six months ended June 30, 2007 was USD 1,276,393, of which USD 1,242,518 (97.35%) was recorded in production expenses and USD 33,874 (2.65%) was recorded in general and administrative expenses.

The equipment with carrying amount of USD 7,516,740 was pledged as security under bank loans as of June 30, 2008.

11	Intangible assets

	As of June 30, 2008	As of December 31, 2007
	USD	USD
Program software	613,309	597,091

Less accumulated amortization	(477,780)	(432,344)

	135,529	164,747

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

12	Accounts payable and other liabilities

	As of June 30, 2008	As of December 31, 2007
	USD	USD

Trade accounts payable	1,704,096	2,518,301
Payables to employees	1,422,371	1,685,385
Advances received	62,211	168,429
Financial aid from related parties	2,035,925	396,559
Payable to related parties	173,807	160,622
Payables to pension fund stipulated by the law of the Republic of Kazakhstan	416,961	245,004
Interest payable	609,142	644,140
Vacation provision	92,331	92,677
Other payables	396,991	50,740

	6,913,835	5,961,857

13	Loans

	As of June 30, 2008	As of December 30, 2007
	USD	USD

Bank TuranAlem:
KZT – fixed from 15% to 16%	6,160,935	7,131,780
USD – at Libor + 5.65%	9,785,284	10,406,525
	15,946,219	17,538,305
Shareholder
USD – fixed at 4.00%	116,862	116,862
	116,862	116,862
Shareholder
USD - fixed at 6.00%	687,060	350,000
	687,060	350,000
Other
USD	33,160	30,000
	33,160	30,000

	16,783,301	18,035,167

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

13	Loans (continued)

Short-term loans	2,255,946	5,306,085
Long-term loans	14,527,355	12,729,082
Total loans	16,783,301	18,035,167

Following is a summary of the Company’s significant outstanding loans with BTA as of June 30, 2008:
Company	Loan agreement #	Date issued	Date expires	Purpose of loan	Interest rate	Balance as of June 30, 2008, USD
Dank	63	May 2007	March 2012	Equipment	9.23%	4,249,357
	59	April 2005	June 2010	Equipment	11.03%	2,821,650
	62	May 2007	May 2009	Equipment	11.76%	797,175
	94-1	May 2007	May 2010	Equipment	12.90%	819,300
	94-2	August 2008	August 2010	Equipment	12.96%	327,720
	110	June 2007	June 2010	Equipment	13.20%	375,000
	131-1	August 2007	August 2010	Equipment	13.01%	131,461
	198	May 2008	November 2008	Working capital	16.00%	350,000
	682	March 2007	March 2012	Equipment	15.00%	160,401
	755	April 2007	March 2012	Equipment	15.00%	311,777
	810	April 2007	March 2012	Equipment	15.00%	233,833
	876	April 2007	March 2012	Equipment	15.00%	233,833
	1257	June 2007	March 2012	Equipment	15.00%	194,099
	136	April 2008	October 2008	Working capital	16.00%	579,710
	2146	December 2007	November 2008	Working capital	16.00%	240,166
	81	March 2008	October 2008	Working capital	16.00%	258,937
Kor-Tazh	747	April 2007	March 2012	Develop oil field	15%	371,623
	1012	May 2007	March 2012	Develop oil field	15%	267,609
	1116	May 2007	March 2012	Develop oil field	15%	1,144,179
	1466	July 2007	March 2012	Develop oil field	15%	404,941

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

13	Loans (continued)

1973	October 2007	March 2012	Develop oil field	15%	1,010,352
1468	July 2007	March 2012	Develop oil field	15%	135,000
1576	July 2007	March 2012	Develop oil field	15%	400,000

14	Taxes Payable

	As of June 30, 2008	As of December 31, 2007
	USD	USD
Income tax	614,617	649,202
Personal income tax	373,447	341,087
Social tax	221,971	288,313
VAT payable	136,751	431,798
Vehicle tax	13,480	7,944
Property tax	41,666	111,344
Other taxes	62,971	59,149

	1,464,903	1,888,837

15	Obligation for historical reimbursement

	As of June 30, 2008	As of December 31, 2007
	USD	USD

Obligation for historical reimbursement as of December 31, 2007	3,151,916	2,927,930
Accretion expense	118,340	223,986

Obligation for historical reimbursement as of June 30, 2008	3,270,256	3,151,916

On August 4, 2004 the subsurface contract # 1483 on Zhetibay Severo-Zapadnay oil field was assigned to Kor-Tazh.  The contract was concluded for twenty years ending 2024 with five years for exploration at the date of contract commencement.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements
15	Obligation for historical reimbursement (continued)

The Company through its purchase of Kor-Tazh is obliged to reimburse USD 6,363,310, which represents historical costs incurred by the Republic of Kazakhstan for the oilfield as per the terms of the subsurface contract. Settlement of the obligation for historical reimbursement should be made in line with a payment schedule agreed between Kor-Tazh and the Government. The remaining amount shall be paid by equal portions starting from the ending date of the exploration period. Therefore no payments were made during six months ended June 30, 2008. The obligation is discounted at 7.65%, being the estimated credit-adjusted risk free discount rate.

16	Asset retirement obligations

	As of June 30, 2008	As of December 31, 2007
	USD	USD

Asset retirement obligation as of December 31, 2007	190,032	176,535
Accretion expense	7,139	13,497

Asset retirement obligation as of June 30, 2008	197,171	190,032

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

On August 10, 2006  CRSI Group, Inc. acquired CIOC B.V  (subsequently changed to CIOC) in a reverse acquisition transaction. The stockholders’ equity section of the consolidated balance sheet as of June 30, 2008 is that of the nominal acquiree CIOC B.V., not the nominal acquirer CRSI Group, Inc. (subsequently changed to CIOC). Consequently, the amount shown for capital is valued in terms of the issued capital of CIOC B.V., plus the cost of the acquisition, which is equal to zero.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

17	Stockholders’ equity (continued)

Common Stock

The number of shares of CIOC common stock issued and outstanding as of June 30, 2008 is 62,757,028 .

 During six months 2008, there have been no shares of common stock issued to employees or to third parties.  The market value of shares issued in years prior to year 2008 have been amortized as General and Administrative expense.

Stock Options

The Company’s stock option activity for the six months ended June 30, 2008 is summarized in the following table:

		Weighted Average
	Options	Exercise	Fair
	Outstanding	Price	Value
Balance ,12/31/2007	950,000	0.66	0.34

Awards in six months 2008	0

Cancellations in six months 2008	(191,667)	0.70	0.27

Balance, 6/30/2008	758,333	0.65	0.36

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

18	Revenue

The major customers of oil field services segment during six months ended June 30, 2008 and 2007 were as following:

	For six months ended June 30, 2008	For six months ended June 30, 2007
	USD	USD

Samek International	6,234,216	2,723,583
Adai Petroleum	2,654,478	-
Alga Caspi Gas	1,416,352	-
Sagiz Petroleum	-	1,379,204
Anako	1,012,658	-
Institute of electrical and physical problems	-	664,582
Other customers	662,622	926,166

Total revenue	11,980,326	5,693,535

19      Income tax

The income tax charge in the income statement comprised of:

	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
	USD	USD	USD	USD

Current tax (expense)/benefit	-	-	-	-
Deferred tax (expense)/benefit	(204,126)	42,363	(176,952)	548,781

	(204,126)	42,363	(176,952)	548,781

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

19      Income Tax (continued)

Relationship between tax expenses and accounting income for six months ended June 30, 2008 and 2007 is explained as follows:
	For the three months ended June 30, 2008	For the three months ended June 30, 2007	For the six months ended June 30, 2008	For the six months ended June 30, 2007
	USD	USD	USD	USD
Income/(loss) before income taxes	221,785	(1,007,735)	(420,107)	(3,431,418)
Expected tax (provision)/benefit	(66,536)	302,321	126,032	1,029,425
Add tax effect of:
Permanent differences	(137,590)	(259,958)	(302,984)	(480,644)
	(204,126)	42,363	(176,952)	548,781

The statutory tax rate of 30% is used in Kazakhstan.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	As of June 30, 2008	As of December 31, 2007
	USD	USD
Deferred tax assets:
Accrued tax liabilities	85,319	122,892
Accrued vacation provision	44,122	31,413
Deferred tax related to oil properties	1,177,962	779,402
Tax losses carried forward	916,077	1,238,862
	2,223,480	2,172,569

Valuation allowance	(1,177,962)	(779,402)
	1,045,518	1,393,167
Deferred tax liabilities:
Fixed assets and intangible assets	2,194,219	2,368,487
	2,194,219	2,368,487

Net deferred tax liability	1,148,701	975,320

Tax losses carried forward relate to the oil field services company located in Kazakhstan and expire in three years.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The changes in the deferred tax assets and deferred tax liabilities are as follows:

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

19      Income Tax (continued)
	Deferred Tax Assets As of June 30, 2008	Deferred Tax Liabilities As of June 30, 2008
	USD	USD
At the beginning of the year	1,393,167	2,368,487
Charge recognized in income	(342,457)	(165,505)
Foreign currency translation adjustment	(5,192)	(8,763)

At the end of the period	1,045,518	2,194,219

20           Earnings per share

	For three months ended June 30, 2008	For three months ended June 30, 2007	For six months ended June 30, 2008	For six months ended June 30, 2007
	USD	USD	USD	USD

Net profit/(loss) attributable to ordinary shareholders	(6,509)	(960,281)	(618,130)	(2,816,129)

Weighted average number of outstanding common shares	62,757,028	62,991,753	62,757,028	62,647,592
Weighted average number of outstanding common shares after dilution	62,757,028	62,991,753	62,757,028	62,647,592

Basic and diluted earnings per share	(0.0001)	(0.02)	(0.01)	(0.04)

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The Company's common stock equivalents at June 30, 2008 include 758,333 unexercised options. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

21      Segment Reporting

The following table presents the Company’s segment information. For management purposes, the Company is organized into two major segments – oil field services and oil field development. These segments are the basis on which the Company reports its primary segment information. Oil field services segment is represented by Dank. Oil field exploration segment is represented by Kor-Tazh.

Business segments	Oil field services	Oil field Development	Eliminations	Consolidated
USD	For six months ended June 30, 2008	For six months ended June 30, 2008	For six months ended June 30, 2008	For six months ended June 30, 2008
Revenues
Sales to third parties	11,980,326	-	-	11,980,326
Inter-segment sales	-	-	-	-
Total sales	11,980,326	-	-	11,980,326
Expenses
Share of profit of associates	94,026	-	-	94,026
Production and operating expenses	(8,798,703)	-	-	(8,798,703)
General and administrative expenses, operating	(1,809,996)	(340,761)	-	(2,150,757)
General and administrative expenses, corporate	(254,200)	(254,200)	-	(508,400)
Accretion expenses	-	(125,479)	-	(125,479)
Interest expense	(839,398)	-	-	(839,398)
Foreign currency exchange gain, net	(76,817)	(15,139)	-	(91,956)
Other non-operating income, net	20,325	(91)	-	20,234
Income tax expense	(176,952)	-	-	(176,952)
Net income/(loss)	138,611	(735,670)	(21,071)	(618,130)
Total assets	26,870,913	9,895,851	(5,266,746)	31,500,018

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

21      Segment Reporting (continued)

Business segments	Oil field services	Oil field Development	Eliminations	Consolidated
USD	For the six months ended June 30, 2007	For the six months ended June 30, 2007	For the six months ended June 30, 2007	For the six months ended June 30, 2007
Revenues
Sales to third parties	5,693,535	-	-	5,693,535
Inter-segment sales	1,344,568	-	(1,344,568)	-
Total sales	7,038,103	-	(1,344,568)	5,693,535
Expenses
Investment income	18,699	-	-	18,699
Production and operating expenses	(7,775,853)	-	1,250,962	(6,524,891)
General and administrative expenses	(2,187,742)	(294,269)	-	(2,482,011)
Accretion expenses	-	(116,564)	-	(116,564)
Interest expense	(366,600)	(48,846)	-	(415,446)
Foreign currency exchange gain, net	187,140	117,970		305,110
Other non-operating income, net	90,150	-	-	90,150
Income tax (expense)/benefit	548,781	-	-	548,781
Net income/(loss)	(2,433,124)	(355,907)	(27,098)	(2,816,129)
Total assets	24,551,355	5,677,652	(4,534,527)	25,694,480

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

22	Commitments and Contingencies

Capital Commitments

Under the terms of the subsurface contract, Kor-Tazh is required to spend a total of USD 14.6 million in exploration and development activities on the oilfield during twenty years.  The failure to make these minimum capital expenditures could result in the loss of the subsurface contract.

In accordance with the subsurface contract, the Company is committed to contribute to social sphere development in the total amount of USD 844,000 for all oilfields during the twenty years.  During year ended December 31, 2007, the Company made payment of USD 52,000.  Management believes that the Company will meet this obligation within the exploration phase. There were no payments made during six months ended June 30 2008.

In accordance with the subsurface contract, the Company is committed to finance professional training in the total amount of USD 146,000 for all oilfields during the twenty years.  During year ended December 31, 2007, the Company made payment of USD 24,445.  Management believes that the Company will meet this obligation within the exploration phase. There were no payments made during six months ended June 30 2008.

The following table lists our significant commitments at June 30, 2008, excluding current liabilities as listed on our balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment	$11,265,472	$565,472	$7,400,000	$300,000	$3,000,000
Historical cost Due to the Government of Kazakhstan	$6,267,860	-	$417,860	$835,700	$5,014,300
Social sphere development commitment	$792,000	$42,000	$126,000	$85,000	$539,000
Obligation to finance professional training	$121,555	$6,555	$79,000	$5,000	$31,000
Asset retirement obligation	$216,000	-	-	-	$216,000
Loans	$16,783,301	$5,395,553	$8,450,690	$2,900,930	$36,128
Interest expense	$4,326,569	$2,175,707	$1,685,749	$420,181	$44,932
Total	$39,772,757	$8,185,287	$18,159,299	$4,546,811	$8,881,360

For interest expense computation the Company made an assumption that LIBOR rate would be consistent for the remainder of the term of the debt.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

22	Commitments and Contingencies (continued)

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

23 Post balance sheet events

Dank received loan in the amount of USD 331,263 subsequently to June 30, 2008. The maturity date of the loan is November 2008. Principal amount is to be repaid quarterly. Interest rate is 18%. The loan was obtained for working capital.

24    24   Related party transactions

Related parties transactions, as defined by SFAS 57, are those that include transactions between the following:

a)	a parent company and its subsidiaries;

b)	subsidiaries of a common parent;

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

24	Related party transactions (continued)

c)	an enterprise and trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of the enterprise’s management;

d)	an enterprise and its principal owners, management, or members of their immediate families; and

e)	affiliates.

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

The relationship between the Company and the described below related parties is as following:

•	“PGDS Services” LLP – is a 100% subsidiary of Dank LLP, which is Variable Interest Entity;
•	“Kazpromgeiphysics” JSC – Janseitov Nurlan is one of the shareholders of the company;
•	“Batyr” LLP – Janseitov Nurlan is one of the shareholders of the company;
•	“Nurtobe” LLP – Bergaliyev Timur is a Director of the company;
•	“Turksibstroy” LLP – Bergaliyev Timur used to be a Director of the company;
•	“City lux” LLP – Bergaliyev Timur is a founder and Director of the company;
•	“Caspian Logging” LLP – related party of “Kazpromgeophysics” LLP.

Management remuneration

Key management received the following remuneration during the year, which is included in general and administrative expenses:

	For three months ended June 30, 2008	For three months ended June 30, 2007	For six months ended June 30, 2008	For six months ended June 30, 2007
	USD	USD	USD	USD
Salaries and bonuses	164,114	176,208	338,198	351,273
Other long-term service benefits provided		-		-
Termination benefits		-		-
	164,114	176,208	338,198	351,273

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements
24	Related party transactions (continued)

Transactions with other related parties

The Company’s other related party transactions are disclosed below.

USD	Transaction value	Transaction value	Transaction value	Transaction value
	For three months ended June 30, 2008	For three months ended June 30, 2007	For six months ended June 30, 2008	For six months ended March 31, 2007
Services provided:
Other related parties
“PGD Services” LLP	76,357	(10,813)	94,026	18,699

Cost of services purchased:
Other related parties
“PGD Services” LLP	-	-	-	11,991
“Batyr” Ltd	77,816	67,309	142,534	134,642
	154,173	(56,496)	236,560	165,332

Financial aid received:
Shareholder
Timur Bergaliyev	1,545,704	548,519	1,849,534	561,193
Other related parties
“Kazpromgeophysics” JSC	293,484	180,408	492,753	304,507
“Caspian Logging Services” LLP	124,224		124,224
	1,963,412	728,927	2,466,511	865,700
Financial aid paid:
Shareholder
Timur Bergaliyev	-	303,126	-	303,126
Other related parties
“Batyr” Ltd	-	24,708	-	24,708
“Kazpromgeophysics” JSC	500,523	-	699,792	-
“Caspian Logging Services” LLP	-	-	-	32,026
Other	2,753		2,753
	503,276	327,834	702,545	359,860

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements
24	Related party transactions (continued)

	Outstanding balance As of June 30, 2008	Outstanding balance As of December 31, 2007
Financial aid received:
Shareholder
Timur Bergaliyev, payable	2,001,971	155,498
“Kazpromgeophysics” JSC	9,109	241,061
“Batyr” Ltd	24,845	-
	2,035,925	396,559
Finacial aid paid:
Other related parties
“Caspian Logging Services” LLP, receivable	157,350	282,627
“Turksibstroy” LLP, receivable	217,640	216,921
“City Lux” LLP	31,801	31,920
“Nurtobe” LLP	2,462	-
Others	16,109	-
	425,362	531,468
Payable to related parties:
“PGD Services” LLP	156,015	156,600
“Nurtobe” LLP	17,792	4,022
	173,807	160,622

Loans Received:
Shareholder, payable	803,922	466,862
	803,922	466,862

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Results of Operations

The Company’s revenue is currently provided by Dank, our oilfield service subsidiary. Revenues for the six months ended June 30, 2008 were $11,980,326 as compared to $5,693,535 for the six  months ended June 30, 2007. The increase in 2008 revenues is due to better utilization of our seismic crews, including a fourth crew which was added in the third quarter of 2007. In the first half of 2007 the Company’s seismic crews were not fully utilized due to harsh weather conditions and one crew being placed on standby while our client attempted to resolve an issue with the government of Uzbekistan.

 Our income from operating activities for the first six months of 2008 was $396,255 as  compared to a $3,435,656 loss from operating activities  for the first six months of 2007. Our seismic crews have experienced only minor operating difficulties in 2008 as opposed to the severe difficulties experienced in the first half of 2007. Barring any unforeseen events that prevent Dank from fulfilling its contracts on schedule, the Company expects revenues for 2008 to exceed those of 2007.

Expenses for the six  months ended  June 30, 2008 were higher than those in the comparable 2007 period due primarily to the increased operating expenses associated with adding a fourth seismic crew including increased depreciation expense for  the additional seismic  equipment. Although the increase in total general and administrative expenses is reflective of the increased operating activity, Corporate Office overhead    for the six months ended June 30, 2008 was  $508,400 as compared to $1,220,328 for the six months ended June 30, 2007.

A significant reason for the lower Corporate Office overhead is a reduction in the cost of the Company’s stock based compensation.  The reduction is principally due to the cancellation of award shares and stock options held by the Company’s former CEO whose contract was terminated in July, 2007.  In addition, no shares or stock options have been issued to third parties during 2008. Stock based compensation is not expected to be a significant amount of our General and Administrative expense in the immediate future.

Interest expense for the six months ended June 30, 2008 was $ 839,398 as compared to $415,446 for the six  months ended June 30 , 2007. The higher interest expense was due to the increased level of borrowing by Dank, principally for equipment needed to meet the increased demand for its services. Our oil exploration and production subsidiary, Kor-Tazh, also incurred substantial interest costs. However the majority of interest cost incurred by Kor-Tazh in the development of its oil field is being capitalized as oil exploration and production assets on our balance sheet.

Income tax expense of $ 176,952 was recorded for the six  months ended June 30, 2008  compared to tax benefits of $548,781 recorded  for the  six  months ended June , 2007. The recording of income tax expense in 2008 is a reflection of Dank’s return to profitability during the year.

Our net loss for the six months ended June 30, 2008 was $618, 130  compared to a net loss of $2,816,129 for the six  months ended June 30, 2007. Higher revenues from improved utilization of Dank’s seismic crews in 2008 coupled with a significant reduction in corporate overhead were the principal factors for the improvement in 2008.

For the three months ended June 30, 2008 our operations reflected substantial improvement over the three months ended June 30, 2007. For the second quarter of 2008 we had revenues of $6,382,468 and income from operating activities of $552,587 as compared to revenues of $2,852,566 and a $803,283 loss from operating activities for the second quarter of 2007. Net income for the second quarter of 2008 was essentially break even compared to a net loss of $960,281 for the second quarter of 2007. The improved performance during the second quarter of 2008 was primarily due to better utilization of our seismic crews and a significant reduction in our U.S. corporate office overhead.

We incurred foreign currency exchange losses of $38,499 and $91,956 for the three and six months ended June 30, 2008 compared to gains of $64,294 and $305,110 for the three and six months ended June 30, 2007. These gains and losses relate to balances which require settlement in U.S. dollars, principally from obligations arising from equipment purchases ( see footnote 2(d) ).

Barring any unforeseen events that prevent Dank from fulfilling its contracts on schedule, the Company expects revenues for 2008 to exceed those of 2007. In addition,  management continues  to analyze overhead expenses to determine if further reductions can be made.

Liquidity and Capital Resources
The primary source of the Company’s capital resources has  been from lines of credit with Bank Turan Alem( “BTA”). Our aggregate debt service obligations at June 30, 2008 are shown in the following table:

Contractual		Less than		Over
Obligation	Total	1 year	1-3 Years	4-5 years	5 years

BTA-Dank	$12,212,513	$4,021,101	$6,275,178	$1,880,106	$36,128

BTA-Kor-Tazh	$3,733,706	$687,392	$2,025,490	$1,020,824	-

Total BTA	$15,946,219	$4,708,493	$8,300,668	$2,900,930	$36,128

Other	$837,082	$687,060	$150,022	-	-

Total Loans	$16,783,301	$5,395,553	$8,450,690	$2,900,930	$36,128

Interest	$4,326,569	$2,175,707	$1,685,749	$420,181	$44.932

For the interest obligation  computation the Company made an assumption that the Libor rate would remain constant for the remaining term of the debt.

During the first six months  of 2008, the debt obligation related to our BTA-Dank loan was reduced by approximately $1.5 million.

 Our BTA-Kor-Tazh loan balance was reduced by$0.1 million during the first six months of 2008, leaving approximately $1.2 million available under Kor-Tazh’s $5 million credit line. The Company is currently evaluating the development capital requirements of its oilfield relative to the funds available so as  to determine the most efficient use of its credit line. The funds for the oilfield development expenditures incurred during 2008 have been provided by a financial aid agreement with Timur Bergaliyev, one of the Company’s shareholders (see Footnote 24-Related Party Transactions).

Cash Flow

Our cash flow for the six months ended June 30, 2008 and 2007 is summarized in the following table :

	Six months ended June 30, 2008		Six months ended June 30, 2007
Net Cash :
(Used in)/ provided by operating activities		$1,163,255	$(1,426,195)
(Used in)/ investing activities		$(1,390,726)	$(2,471,265)
Provided by/ (used in) financing activities		$136,210	$3,924,529

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	$	(94,382)	$(124,749)

Net cash provided by operating activities improved for the six months  ended June 30, 2008 over the six  months ended June 30, 2007 due to the increased Dank revenues  from the improved  utilization of our seismic crews, including the fourth crew added during the third quarter of 2007.

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

Dank has financed its recent growth by borrowing from a Kazakh bank.  Currently we carry over $16 million in debt.  On approximately two-thirds of our debt we pay interest at LIBOR+5.65% per annum.  On most of the remaining debt we pay interest at 14% to 16%.  These high interest rates are a function of the relative volatility of the Kazakh economy and the difficulty of obtaining investment capital in Kazakhstan.  We hope to utilize our status as a publicly-held company to attract equity financing including convertible debt.  To some extent, however, we may still depend on debt financing to fund our expansion.  Although we will attempt to obtain future debt financing at more reasonable rates, there is no assurance that we will be successful in doing so.  If we are unsuccessful in these efforts, the resulting interest expense will have an adverse effect on our profitability.

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

We anticipate that amounts required to fund Kor-Tazh’s activities will be funded from operating cash flows, third-party financing and from joint venture partners.  Kor-Tazh currently has a $5 million credit line, on which it has drawn $3.8 million. Financial aid of $1.5 million has been provided to Kor-Tazh by Timur Bergaliyev, a major shareholder and director of the Company.   Additional funds will be required, however, as our contract with the Government of Kazakhstan requires that at least $14,600,000 be committed to development of Kor-Tazh’s oil field.  No commitments of additional funds have been received, however, and there can be no assurance that Kor-Tazh will have adequate funds available to finance its operations.

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

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None

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

CASPIAN INTERNATIONAL OIL CORPORATION

Date: August 14, 2008	By:	/s/ Nurlan Janseitov
Nurlan Janseitov, Chief Executive Officer

	By:	/s/ David Fulton
David Fulton, Chief Financial Officer