Form 10-Q
period 2008-09-30
CASPIAN INTERNATIONAL OIL CORP
filed 2008-11-19
CIK 816958

U. S. Securities and Exchange Commission

Washington, D. C. 20549

       FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2008

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

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]        No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer    Accelerated filer _ Non-accelerated filer__Small reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]      No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 19, 2008,

Common Voting Stock: 62,757,028 shares

CASPIAN INTERNATIONAL OIL CORPORATION

FORM 10-Q

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Unaudited Consolidated Financial Statements

	Consolidated Balance Sheet as of September 30, 2008 and December 31, 2007	2-3

	Consolidated Statements of Operations for the Three and Nine Month Period
	Ended September 30, 2008 and 2007	4

	Consolidated Statements of Cash Flows for Nine Months Ended
	September 30, 2008 and 2007	5

	Notes to Consolidated Financial Statements	6-37

Item 2.	Managements' Discussion and Analysis of Financial Condition and
	Results of Operations	38-42

	Risk Factors That May Affect Future Results	42-47

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	47

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 2.	Unregistered Sales of Equity Securities	48

Item 3.	Default Upon Senior Securities	48

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 5.	Other Information	48

Item 6.	Exhibits	48

Signatures		49

Caspian International Oil Corporation
Consolidated Balance Sheets

		As of September 30, 2008	As of December 31, 2007
	Note	USD (unaudited)	USD

ASSETS

Current assets
Cash	5	30,525	125,031
Accounts receivable, net	6	5,167,552	5,560,069
Inventories	7	795,176	1,475,137
Deferred income tax assets	19	809,262	1,393,167

Total current assets		6,802,515	8,553,404

Non-current assets
Investments, equity method	8	66,216	49,875
Oil exploration assets, full cost method	9	7,648,293	5,358,615
Property, plant and equipment	10	16,517,987	18,996,417
Intangible assets	11	110,016	164,747
Restricted cash		30,298	441

Total non-current assets		24,372,810	24,570,095

TOTAL ASSETS		31,175,325	33,123,499

The accompanying notes are an integral part of these consolidated financial statements

Caspian International Oil Corporation
Consolidated Balance Sheets

		As of September 30, 2008	As of December 31, 2007
	Note	USD (unaudited)	USD

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and other liabilities	12	8,480,830	5,961,857
Short-term loans	13	4,235,873	5,306,085
Taxes payable	14	1,479,350	1,888,837
Dividends payable prior to reverse merger		6,218	310,241

Total current liabilities		14,202,271	13,467,020

Non-current liabilities
Long-term loans	13	10,736,258	12,729,082
Deferred income tax liabilities	19	2,128,994	2,368,487
Obligation for historical reimbursement	15	3,331,085	3,151,916
Asset retirement obligations	16	200,842	190,032

Total non-current liabilities		16,397,179	18,439,517

Total liabilities		30,599,450	31,906,537

Minority interest		316,620	277,772

Stockholders’ equity	17
Common stock, $ 0.001 par value – authorized 200,000,000 shares; issued and outstanding 62,757,028 shares		62,757	62,757
Additional paid-in capital		3,822,375	3,822,375
Accumulated other comprehensive income		466,111	402,989
Accumulated deficit		(4,091,988)	(3,348,931)

Total stockholders’ equity		259,255	939,190

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		31,175,325	33,123,499

The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Consolidated Statements of Operations Unaudited

		For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
	Note	USD	USD	USD	USD
Revenues
Sales	18	5,740,732	5,255,762	17,721,057	10,949,296
		5,740,732	5,255,762	17,721,057	10,949,296
Expenses
Production and operating expenses		(4,433,705)	(3,388,611)	(13,232,408)	(9,913,502)
General and administrative expenses		(1,035,965)	(2,250,502)	(3,695,122)	(4,732,513)
Accretion expenses		(64,500)	(59,899)	(189,979)	(176,463)
Gain/(loss) from disposal of fixed assets		(1,213)	-	(1,945)	(5,725)
Income/(loss) from operating activities		205,349	(443,250)	601,603	(3,878,906)

Share of profits of associates	8	87,322	121,193	181,348	139,892
Interest expense		(341,104)	(485,161)	(1,180,502)	(900,607)
Foreign currency exchange gain/(loss), net		87,713	133,737	(4,243)	438,847
Other non-operating income, net		7,152	13,461	28,118	109,336

Income/(loss) before income taxes and minority interest		46,432	(660,020)	(373,676)	(4,091,438)

Income tax benefit/(expense)	19	(161,595)	(222,974)	(338,547)	325,807

Minority interest		(9,763)	(27,574)	(30,834)	38,934

Net income/(loss)		(124,926)	(910,568)	(743,057)	(3,726,697)

Other comprehensive income:
Foreign currency translation adjustment		44,062	193,998	63,647	406,178
Comprehensive income/(loss)		(80,864)	(716,570)	(679,410)	(3,320,519)
Basic and diluted earnings/(loss) per share	20
Basic and diluted		(0.001)	(0.01)	(0.01)	(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

Caspian International Oil Corporation
Consolidated Statements of Cash Flows Unaudited
Operating activities:	For nine months ended September 30, 2008 USD	For nine months ended September 30, 2007 USD
Net income/(loss)	(743,057)	(3,726,697)
Adjustments for non-cash items:
Depreciation, depletion and amortization	2,808,600	1,844,350
Stock-based compensation	51,062	604,845
Investment income	(181,348)	139,892
Accretion expenses	189,979	176,463
Minority interest	30,834	(38,934)
Impairment loss on fixed assets	1,945	6,022
Reversal of allowance for doubtful accounts	-	(16,647)
Foreign exchange difference on long-term obligations	15,262	253,231
Deferred income taxes	338,547	(325,807)
Dividends received	165,448	-
Changes in assets and liabilities
Accounts receivable	(36,282)	(2,212,763)
Inventories	634,149	(888,611)
Accounts and taxes payable and other liabilities	(525,859)	(69,873)
Net cash ( used in)/ provided by operating activities	2,749,280	(4,254,529)
Investing activities:
Acquisition of property, plant and equipment	(237,670)	(1,128,691)
Proceeds from disposal of property, plant and equipment	40,169	11,730
Acquisition of intangible assets	(15,686)	(1,336)
Decrease of accounts receivable (financial aid)	747,664	1,012,144
Increase in accounts receivable (financial aid)	(515,207)	-
Acquisition of oil exploration assets	(1,755,229)	(1,955,855)
Restricted cash	(30,298)	-
Net cash used in investing activities	(1,766,257)	(2,062,008)
Financing activities:
Increase in accounts payable (financial aid)	2,591,369	1,059,248
Proceeds from loans	2,347,664	10,035,736
Proceeds from common stock	-	200
Decrease of accounts payable (financial aid)	(218,943)	(956,961)
Repayment of loans	(5,496,076)	(3,801,312)
Distribution by subsidiary for period prior to reverse merger	(303,949)	(44,146)
Net cash provided by/ (used in) financing activities	(1,079,935)	6,292,765
Effect of exchange rates on cash	2,406	(130,437)
Net increase (decrease) in cash and cash equivalents	(94,506)	(154,209)
Cash and cash equivalents at beginning of the period	125,031	238,900
Cash and cash equivalents at end of the period (Note 5)	30,525	84,691
Supplemental information
Interest paid	1,751,450	900,607
Oil and gas assets purchased as accounts payable	518,208	6,559,492

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

The accompanying unaudited financial data as of and for the nine months ended September 30, 2008 and 2007 have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and the Footnotes thereto included in the Company’s annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary  to present fairly the financial position, results of operations, and cash flows as of and for the nine months ended September 30, 2008 have been made. The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the operating results for the full year.

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

         For presentation purposes, the consolidated financial statements are translated into USD using the current-rate method. Accordingly, assets and liabilities are translated at rates of exchange in effect at the consolidated balance sheet date. Capital accounts are translated at their historical exchange rates when the capital stock was issued. Retained earnings are translated at the translated amount at the end of the prior period, plus the translated amount of the net income for the period, less the translated amount of any dividends declared during the current period. Revenues and expenses are translated at average rates of exchange in effect during the nine months ended September 30, 2008. Differences arising from the translation are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Exchange differences are recognised in profit or loss in the period in which they arise.

The Company has not entered into any material transactions that are denominated in hyper-inflationary currencies.

For translation purposes the Company has used the closing exchange rates of USD 1 to KZT 119.81.

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

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

(f)     Going concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business and the continuation of the Company as a going concern. For the three month and nine month periods ended September 30, 2008 the Company had a net loss of $124,926 and $743,057 respectively.   As of September 30, 2008, the company had $7,399,756 of negative working capital and $30,525 of cash to satisfy any future cash requirements along with $1.4 million availability under a borrowing arrangement for Kor-Tazh which is to be used for oil development activity.

For the three months ended September 30, 2008 the Company’s Dank subsidiary had positive net income but this was offset by general and administrative costs in other areas. During the third quarter 2008 Dank signed a contract to provide a significant 3D seismic survey in Kazakhstan.In October, 2008 Dank began work on a significant contract for a 3D seismic survey.  Dank continues to aggressively pursue new contracts for the remainder of 2008 and beyond. Barring any unforeseen events, especially those that prevent them from fulfilling its contracts on schedule, Dank is expected to remain profitable. In addition, the Company has significantly reduced the General and Administrative cost of its Corporate headquarters which should have a substantial favourable impact on future profits.  Also, Company anticipates that the well re-entry program currently being conducted to develop the Company’s proved oil reserves (2,161,104 barrels) will be completed by year end 2008. The revenue from the oil produced is expected to a make a significant contribution to the Company’s profitability.    Therefore, the consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Internal costs, including salaries, benefits and other salary related costs, which can be directly identified with acquisition, exploration or development activities, are capitalized while any costs related to production, general corporate overhead, or similar activities are charged to expense. Geological and geophysical costs not directly associated with a specific unevaluated property are included in the amortization base as incurred. Capitalized internal costs directly identified with the Company’s acquisition, exploration and development activities amounted to approximately $1,859,301 and $2,007,790 during the nine months ended September 30, 2008 and 2007, respectively. The Company also capitalizes a portion of interest expense on borrowed funds.

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

(m)

Revenue recognition

Revenue for oil field services companies is recognized when Company determines that following criteria are met: (i) persuasive evidence an arrangement exists; (ii) services have been rendered;

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

3

Significant accounting policies (continued)

(m)

Revenue recognition (continued)

(iii) the fee is fixed or determinable; and (iv) collectibility is reasonably assured. All advance client payments are classified as unearned revenues until services are provided.

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

The guidance in FSP FIN 39-1 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. Entities are required to recognize the effects of applying FSP FIN 39-1 as a change in accounting principle through retrospective application for all financial statements presented unless it is impracticable to do so. FSP Fin 39-1 has had no impact on the Company’s consolidated financial statements as of September 30, 2008.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States of America (the GAAP hierarchy).   SFAS No. 162 is effective 60 days following the SEC’s approval of Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company does not expect adoption of this statement to impact its consolidated financial statements or related disclosures.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

3

Significant accounting policies (continued)

(t)

Share-Based Compensation

The Company accounts for share based compensation in accordance with the provisions of SFAS No. 123R which requires that the compensation cost relating to share based payment transactions be recognized in the financial statements. The Company has issued to certain employees shares of common stock and stock options in compensation for the execution of employment agreements.  Following is a summary of employee awarded shares of common stock and stock options for the nine months ended September 30, 2008:

	Shares
	Common Stock	Stock Options

Balance at December 31, 2007	150,000	800,000
2008 Awards	0	0
2008 Cancellations	0	(191,667)

Balance at September 30, 2008	150,000	608,333

The fair value of the shares of common stock and the stock options are being amortized on a straight line basis over the respective vesting periods. The shares vest after one year of service and all shares have been amortized as of September 30, 2008.   The stock options vest over three years of service.  For the three and nine months ended September 30, 2008 the Company recorded in General and Administrative Expense $14,712 and $51,062, respectively as employee share based compensation cost.

Employee stock options are valued using the Black –Scholes method based on the following weighted average assumptions:

          Expected Dividend Yield           0.0%

          Risk Free Interest Rate               5.0%

          Expected life (years)                   1.5

          Volatility                                     110%

The weighted average fair value of the 608,333 employee stock options is $0.35 per share. As of September 30, 2008 the remaining deferred compensation cost for the employee stock options is $68,738.

The fair value of the shares of common stock is based on the market value of the stock on the dates of execution of the employment agreements. The weighted average value of the 150,000 shares is $0.79 per share. At September 30, 2008 all of the shares of common stock were fully vested and have been amortized.

There were no shares of common stock or stock options issued to third parties during the three and nine months ended September 30, 2008.

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

5     Cash

	As of September 30, 2008	As of December 31, 2007
	USD	USD

Cash held in bank - KZT	11,260	58,026
Cash held in bank - other currencies	1,979	25,879
Petty cash	17,286	41,126

	30,525	125,031

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

6    Accounts receivable, net

	As of September 30, 2008	As of December 31, 2007,
	USD	USD

Trade receivables	3,917,631	4,074,138
Financial aid to related parties	328,403	531,468
Advances paid	446,307	378,471
Taxes prepaid	99,432	73,325
Receivables from employees	163,459	277,939
Loan receivable from employee	115,525	50,183
Deferred expenses	178,850	284,970
Other receivables	-	248
	5,249,607	5,670,742

Less allowance for doubtful accounts	(82,055)	(110,673)

	5,167,552	5,560,069

The activity in the allowance for doubtful accounts is as follows:

	For nine months ended September 30, 2008	For nine months ended September 30, 2007
	USD	USD

Allowance for doubtful accounts at the beginning of the period	110,673	150,529
Additions charged to impairment loss	42,900	-
Recovery of bad debt allowance	(71,845)	(16,647)
Foreign currency translation adjustment	327	7,743

Allowance for doubtful accounts at the end of the period	82,055	141,625

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

7

Inventories

	As of September 30, 2008	As of December 31, 2007
	USD	USD

Spare parts	628,086	1,225,004
Other materials	167,090	250,133

	795,176	1,475,137

Investments

Investments as of September 30, 2008 amounting to USD 66,216 represent shares of PGD Services, LLP (“PGDS”). In accordance with the agreement, dated April 5, 2006, Dank acquired 100% of PGDS’s shares from Janseitov Nurlan Sattarovich (85%), Janseitova Irina Petrovna (5%), Safronov Gennadiy Nikolayevich (5%) and Sapozhnikov Anatoliy Ivanovich (5%). In accordance with the agreement signed between Dank and Paradigm Geophysical B.V. on providing processing and analysis of seismic data services in Kazakhstan, Paradigm Geophysical B.V. has the power to govern the financial and operating policies of the PGDS. Net income of PGDS is distributed 20% to Dank and 80% to Paradigm Geophysical in accordance with the above-mentioned agreement. PGDS provides the following services in Kazakhstan: time seismic data processing, depth imaging, structural interpretation, reservoir evaluation. Total assets of PGDS are in the amount of USD 2 million as of September 30, 2008. Management of the Company considers that the Company does not have control but has significant influence over PGDS. Therefore PGDS is not consolidated in the Company’s consolidated financial statements. Investments in PGD are accounted for using the equity method. Income of PGDS for nine months ended September 30, 2008 in the amount of USD 181,348 was recognised in the consolidated income statement for nine months ended September 30, 2008 under the equity method. Income of PGDS for nine months ended September 30, 2007 in the amount of USD 139,892 was recognised in the consolidated income statement for nine months ended September 30, 2007 under the equity method. The Company’s maximum exposure to loss as a result of involvement with PDS is in the amount of USD 66,216.

Oil exploration assets

	As of September 30, 2008	As of December 31, 2007
	USD	USD

Oil exploration assets
Evaluated	2,470,399	1,730,833
Unevaluated	5,177,894	3,627,782
Less accumulated depletion		-

	7,648,293	5,358,615

Credit line received by Kor-Tazh LLP is secured by the oil properties.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

10 Property, plant and equipment
	As of September 30, 2008	As of December 31, 2007
	USD	USD

Machinery and equipment	30,787,706	30,754,402
Vehicles	1,964,952	1,950,909
Land and buildings	1,842	1,834
Other property, plant and equipment	318,733	225,748
	33,073,233	32,932,893

Less accumulated depreciation	(16,555,246)	(13,936,476)

	16,517,987	18,996,417

Total depreciation for nine months ended September 30, 2008 was USD 2,729,410, of which USD 2,670,502 (97.84%) was recorded in production expenses and USD 58,908 (2.16%) was recorded in general and administrative expenses. Total depreciation for nine months ended September 30, 2007 was USD 1,778,251, of which USD 1,729,265 (97.25%) was recorded in production expenses and USD 48,986 (2.75%) was recorded in general and administrative expenses.

The equipment with carrying amount of USD 7,516,740 was pledged as security under bank loans as of September 30, 2008.

Intangible assets

	As of September 30, 2008	As of December 31, 2007
	USD	USD
Program software	615,283	597,091

Less accumulated amortization	(505,267)	(432,344)

	110,016	164,747

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

12

Accounts payable and other liabilities

	As of September 30, 2008	As of December 31, 2007
	USD	USD

Trade accounts payable	2,305,468	2,518,301
Payables to employees	1,646,908	1,685,385
Advances received	393,799	168,429
Financial aid from related parties	2,784,041	396,559
Payable to related parties	173,999	160,622
Payables to pension fund stipulated by the law of the Republic of Kazakhstan	378,941	245,004
Interest payable	486,815	644,140
Vacation provision	82,798	92,677
Other payables	228,061	50,740

	8,480,830	5,961,857

13

Loans

	As of September 30, 2008	As of December 30, 2007
	USD	USD

Bank TuranAlem:
KZT – fixed from 15% to 18%	6,036,692	7,131,780
USD – at Libor + 6%	8,068,357	10,406,525
	14,105,049	17,538,305
Shareholder
USD – fixed at 4.00%	116,862	116,862
	116,862	116,862
Shareholder
USD - fixed at 6.00%	717,060	350,000
	717,060	350,000
Other
USD	33,160	30,000
	33,160	30,000

	14,972,131	18,035,167

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

13

Loans (continued)

Short-term loans	4,235,873	5,306,085
Long-term loans	10,736,258	12,729,082
Total loans	14,972,131	18,035,167

Following is a summary of the Company’s significant outstanding loans with BTA as of September 30, 2008:

Company	Loan agreement #	Date issued	Date expires	Purpose of loan	Interest rate	Balance as of September 30, 2008, USD
Dank	63	May 2007	March 2012	Equipment	9.23%	3,777,206
	59	April 2005	June 2010	Equipment	11.03%	2,109,854
	62	May 2007	May 2009	Equipment	11.76%	797,175
	94-1	May 2007	May 2010	Equipment	12.90%	819,300
	94-2	August 2008	August 2010	Equipment	12.96%
	110	June 2007	June 2010	Equipment	13.20%	375,000
	131-1	August 2007	August 2010	Equipment	13.01%	131,461
	198	May 2008	November 2008	Working capital	16.00%	175,000
	682	March 2007	March 2012	Equipment	15.00%	151,555
	755	April 2007	March 2012	Equipment	15.00%	294,584
	810	April 2007	March 2012	Equipment	15.00%	220,938
	876	April 2007	March 2012	Equipment	15.00%	220,938
	1257	June 2007	March 2012	Equipment	15.00%	182,581
	136	April 2008	October 2008	Working capital	16.00%	292,129
	2146	December 2007	November 2008	Working capital	16.00%	121,025
	363	July 2008	November 2008	Working capital	18.00%	333,862
	460	August 2008	December 2008	Working capital	18.00%	166,931
	81	March 2008	October 2008	Working capital	16.00%	130,484
Kor-Tazh	747	April 2007	March 2012	Develop oil field	15.00%	358,254
	1012	May 2007	March 2012	Develop oil field	15.00%	257,722
	1116	May 2007	March 2012	Develop oil field	15.00%	1,101,904
	1466	July 2007	March 2012	Develop oil field	15.00%	389,980

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Loans (continued)

1973	October 2007	March 2012	Develop oil field	15%	1,018,277
1468	July 2007	March 2012	Develop oil field	15%	129,000
1576	July 2007	March 2012	Develop oil field	15%	382,222

14

Taxes Payable

	As of September 30, 2008	As of December 31, 2007
	USD	USD
Income tax	619,439	649,202
Personal income tax	402,051	341,087
Social tax	224,990	288,313
VAT payable	108,809	431,798
Vehicle tax	37,194	7,944
Property tax	6,817	111,344
Other taxes	80,050	59,149

	1,479,350	1,888,837

15

Obligation for historical reimbursement

	As of September 30, 2008	As of December 31, 2007
	USD	USD

Obligation for historical reimbursement as of December 31, 2007	3,151,916	2,927,930
Accretion expense	179,169	223,986

Obligation for historical reimbursement as of September 30, 2008	3,331,085	3,151,916

On August 4, 2004 the subsurface contract # 1483 on Zhetibay Severo-Zapadnay oil field was assigned to Kor-Tazh.  The contract was concluded for twenty years ending 2024 with five years for exploration at the date of contract commencement.

The Company through its purchase of Kor-Tazh is obliged to reimburse USD 6,363,310, which represents historical costs incurred by the Republic of Kazakhstan for the oilfield as per the terms of the subsurface contract. Settlement of the obligation for historical reimbursement should be made in line with a payment schedule agreed between Kor-Tazh and the Government. The remaining amount shall be paid by equal portions starting from the ending date of the exploration

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Obligation for historical reimbursement (continued)

period. Therefore no payments were made during nine months ended September 30, 2008. The obligation is discounted at 7.65%, being the estimated credit-adjusted risk free discount rate.

16

Asset retirement obligations

	As of September 30, 2008	As of December 31, 2007
	USD	USD

Asset retirement obligation as of December 31, 2007	190,032	176,535
Accretion expense	10,810	13,497

Asset retirement obligation as of September 30, 2008	200,842	190,032

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

On August 10, 2006  CRSI Group, Inc. acquired CIOC B.V  (subsequently changed to CIOC) in a reverse acquisition transaction. The stockholders’ equity section of the consolidated balance sheet as of September 30, 2008 is that of the nominal acquiree CIOC B.V., not the nominal acquirer CRSI Group, Inc. (subsequently changed to CIOC). Consequently, the amount shown for capital is valued in terms of the issued capital of CIOC B.V., plus the cost of the acquisition, which is equal to zero.

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Stockholders’ equity (continued)

Common Stock

The number of shares of CIOC common stock issued and outstanding as of September 30, 2008 is 62,757,028.

During nine months of 2008, there have been no shares of common stock issued to employees or to third parties.  The market value of shares issued in years prior to 2008 has been amortized as General and Administrative expense.

Stock Options

The Company’s stock option activity for the nine months ended September 30, 2008 is summarized in the following table:

                                                                                               Weighted Average

                                                         Options                          Exercise         Fair

                                                        Outstanding                      Price              Value

Balance ,12/31/2007 950,000 0.66 0.34

Awards in nine months 2008 0

Cancellations in nine months 2008 (341,667) 0.64 0.32

Balance, 9/30/2008 608,333 0.92 0.35

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Revenue

The major customers of oil field services segment during nine months ended September 30, 2008 and 2007 were as following:

	For nine months ended September 30, 2008	For nine months ended September 30, 2007
	USD	USD

Samek International	10,474,991	5,554,038
Adai Petroleum	3,271,015	-
Alga Caspi Gas	1,418,353	287,552
Sagiz Petroleum	-	2,231,002
Anako	1,145,920	-
Jupiter Energy	434,957	-
Institute of electrical and physical problems	-	741,383
Kazturkmunay	-	1,763,516
Other customers	975,821	371,805

Total revenue	17,721,057	10,949,296

Income tax

The income tax charge in the income statement comprised of:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
	USD	USD	USD	USD

Current tax (expense)/benefit	-	-	-	-
Deferred tax (expense)/benefit	(161,595)	(222,974)	(338,547)	325,807

	(161,595)	(222,974)	(338,547)	325,807

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

19 Income Tax (continued)

Relationship between tax expenses and accounting income for nine months ended September 30, 2008 and 2007 is explained as follows:

	For the three months ended September 30, 2008	For the three months ended September 30, 2007	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
	USD	USD	USD	USD
Income/(loss) before income taxes	46,432	(660,020)	(373,676)	(4,091,438)
Expected tax (provision)/benefit	(13,930)	198,006	112,103	1,227,431
Add tax effect of:
Permanent differences	(147,665)	(420,980)	(450,650)	(901,624)
	(161,595)	(222,974)	(338,547)	325,807

The statutory tax rate of 30% is used in Kazakhstan.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The components of deferred tax assets and deferred tax liabilities are as follows:

	As of September 30, 2008	As of December 31, 2007
	USD	USD
Deferred tax assets:
Accrued tax liabilities	82,615	122,892
Accrued vacation provision	44,469	31,413
Deferred tax related to oil properties	1,337,192	779,402
Tax losses carried forward	682,178	1,238,862
	2,146,454	2,172,569

Valuation allowance	(1,337,192)	(779,402)
	809,262	1,393,167
Deferred tax liabilities:
Fixed assets and intangible assets	2,128,994	2,368,487
	2,128,994	2,368,487

Net deferred tax liability	1,319,732	975,320

Tax losses carried forward relate to the oil field services company located in Kazakhstan and expire in three years.

Deferred taxes reflect the estimated tax effect of temporary differences between assets and liabilities for financial reporting purposes and those measured by tax laws and regulations. The changes in the deferred tax assets and deferred tax liabilities are as follows:

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

19 Income Tax (continued)

	Deferred Tax Assets As of September 30, 2008	Deferred Tax Liabilities As of September 30, 2008
	USD	USD
At the beginning of the year	1,393,167	2,368,487
Charge recognized in income	(589,603)	(251,056)
Foreign currency translation adjustment	5,698	11,563

At the end of the period	809,262	2,128,994

Earnings per share

	For three months ended September 30, 2008	For three months ended September 30, 2007	For nine months ended September 30, 2008	For nine months ended September 30, 2007
	USD	USD	USD	USD

Net profit/(loss) attributable to ordinary shareholders	(124,926)	(910,568)	(743,057)	(3,726,697)

Weighted average number of outstanding common shares	62,757,028	63,167,028	62,757,028	62,822,640
Weighted average number of outstanding common shares after dilution	62,757,028	63,167,028	62,757,028	62,822,640

Basic and diluted earnings per share	(0.001)	(0.01)	(0.01)	(0.05)

Basic income (loss) per share is computed by dividing net income (loss) by weighted average number of shares of common stock outstanding during each period. Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. The

Company's common stock equivalents at September 30, 2008 include 608,333 unexercised options. The computation of diluted net earnings per share does not include dilutive common stock equivalents in the weighted average shares outstanding as they would be anti-dilutive.

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

Business segments	Oil field services	Oil field Development	Eliminations	Consolidated
USD	For nine months ended September 30, 2008	For nine months ended September 30, 2008	For nine months ended September 30, 2008	For nine months ended September 30, 2008
Revenues
Sales to third parties	17,721,057	-	-	17,721,057
Inter-segment sales	-	-	-	-
Total sales	17,721,057	-	-	17,721,057
Expenses
Share of profit of associates	181,348	-	-	181,348
Production and operating expenses	(13,232,408)	-	-	(13,232,408)
Gain/(loss) from disposal of fixed assets	(1,945)	-	-	(1,945)
General and administrative expenses, operating	(2,603,721)	(520,724)	-	(3,124,445)
General and administrative expenses, corporate	(285,339)	(285,338)	-	(570,677)
Accretion expenses	-	(189,979)	-	(189,979)
Interest expense	(1,146,666)	(33,836)	-	(1,180,502)
Foreign currency exchange gain, net	(15,698)	11,455	-	(4,243)
Other non-operating income, net	27,469	649	-	28,118
Income tax expense	(338,547)	-	-	(338,547)
Net income/(loss)	305,550	(1,017,773)	(30,834)	(743,057)
Total assets	25,663,979	10,778,794	(5,267,448)	31,175,325

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

21 Segment Reporting (continued)

Business segments	Oil field services	Oil field exploration	Eliminations
USD	For the nine months ended September 30, 2007	For the nine months ended September 30, 2007	For the nine months ended September 30, 2007	For the nine months ended September 30, 2007
Revenues
Sales to third parties	10,949,297	-	-	10,949,297
Inter-segment sales	1,855,422	-	(1,855,422)	-
Total sales	12,804,719	-	(1,855,422)	10,949,297
Expenses
Investment income	139,892	-	-	139,892
Production and operating expenses	(11,564,679)	-	1,651,177	(9,913,502)
General and administrative expenses, operating	(2,216,589)	(230,284)	-	(2,446,873)
General and administrative expenses, corporate	(1,142,821)	(1,142,819)	-	(2,285,640)
Accretion expenses	-	(176,463)	-	(176,463)
Interest expense	(851,761)	(48,846)	-	(900,607)
Foreign currency exchange gain, net	286,295	152,552	-	438,847
Other non-operating income, net	104,175	(564)	-	103,611
Income tax (expense)/benefit	325,807	-	-	325,807
Net income/(loss)	(2,595,083)	(966,304)	(165,310)	(3,726,697)
Total assets	30,341,145	6,801,594	(4,976,533)	32,166,206

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

In accordance with the subsurface contract, the Company is committed to contribute to social sphere development in the total amount of USD 844,000 for all oilfields during the twenty years.  During year ended December 31, 2007, the Company made payment of USD 52,000.  Management believes that the Company will meet this obligation within the exploration phase. There were no payments made during nine months ended September 30 2008.

In accordance with the subsurface contract, the Company is committed to finance professional training in the total amount of USD 146,000 for all oilfields during the twenty years.  During year ended December 31, 2007, the Company made payment of USD 24,445.  Management believes that the Company will meet this obligation within the exploration phase. There were no payments made during nine months ended September 30 2008.

The following table lists the Company’s significant commitments at September 30, 2008, excluding current liabilities as listed on the Company’s balance sheet:

	Payments Due By Period
Contractual obligations	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Capital Expenditure Commitment	$ 10,451,120	$ 6,551,120	$ 600,000	$ 400,000	$ 2,900,000
Historical cost Due to the Government of Kazakhstan	6,267,860	391,705	783,410	783,410	4,309,335
Social sphere development commitment	792,000	12,000	104,000	104,000	572,000
Obligation to finance professional training	113,003	74,003	6,000	4,000	29,000
Asset retirement obligation	216,000	-	-	-	216,000
Loans	14,972,131	4,235,873	8,368,478	2,367,780	-
Interest expense	4,087,788	1,655,158	1,751,187	681,443	-
Total	$ 36,899,902	$12,919,859	$ 11,613,075	$ 4,340,633	$ 8,026,335

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

23   Post balance sheet events

Dank SIF concluded a significant contract for a 3D seismic survey subsequent to September 30, 2008. Credit line issued by BTA to Dank SIF was decreased from $17.9 million to $13.2 million subsequent to September 30, 2008. Interest rates on Kor-Tazh loans were increased up to 18% subsequent to September 30, 2008.

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

•

“Caspian Logging” LLP – related party of “Kazpromgeophysics” LLP.

Management remuneration

Key management received the following remuneration during the year, which is included in general and administrative expenses:

	For three months ended September 30, 2008	For three months ended September 30, 2007	For nine months ended September 30, 2008	For nine months ended September 30, 2007
	USD	USD	USD	USD
Salaries and bonuses	154,093	176,688	492,291	527,961
Other long-term service benefits provided	-	-	-	-
Termination benefits	-	-	-	-
	154,093	176,688	492,291	527,961

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Related party transactions (continued)

Transactions with other related parties

The Company’s other related party transactions are disclosed below.

USD	Transaction value	Transaction value	Transaction value	Transaction value
	For three months ended September 30, 2008	For three months ended September 30, 2007	For nine months ended September 30, 2008	For nine months ended September 31, 2007
Services provided:
Other related parties
“PGD Services” LLP	87,322	121,193	181,348	139,892

Cost of services purchased:
Other related parties
“PGD Services” LLP	165,448	-	165,448	-
“Batyr” Ltd	147,044	68,395	289,578	203,037
	399,814	189,588	636,374	342,929

Financial aid received:
Shareholder
Timur Bergaliyev	727,708	118,812	2,577,242	680,005
Other related parties
“Batyr” Ltd	3,324	-	3,324	-
“Kazpromgeophysics” JSC	33,257	-	526,010	-
“Caspian Logging Services” LLP	108,234	-	232,457	-
	872,523	118,812	3,339,033	680,005

Financial aid paid:
Shareholder
Timur Bergaliyev	-	180,096	-	483,222
Other related parties
“Kazpromgeophysics” JSC	34,358	182,719	734,150	379,243
“Caspian Logging Services” LLP		-		32,026
“City Lux” LLP	-	37,762	-	37,762
“Batyr” Ltd				24,708
	34,358	400,577	734,150	956,961

Caspian International Oil Corporation
Notes to the Consolidated Financial Statements

Related party transactions (continued)

	Outstanding balance As of September 30, 2008	Outstanding balance As of December 31, 2007
Financial aid received:
Shareholder
Timur Bergaliyev, payable	2,747,717	155,498
“Kazpromgeophysics” JSC	7,949	241,061
“Batyr” Ltd	28,375	-
	2,784,041	396,559
Finacial aid paid:
Other related parties
“Caspian Logging Services” LLP, receivable	50,547	282,627
“Turksibstroy” LLP, receivable	219,706	216,921
“City Lux” LLP	32,051	31,920
“Nurtobe” LLP	2,482	-
Others	23,617	-
	328,403	531,468
Payable to related parties:
“PGD Services” LLP	157,239	156,600
“Nurtobe” LLP	16,760	4,022
	173,999	160,622

Loans Received:
Shareholder, payable	833,922	466,862
	833,922	466,862

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

A Note Regarding Forward-Looking Statements

This Report contains certain forward-looking statements regarding Caspian International Oil Corporation, its business and its financial prospects.  These statements represent Management’s present intentions and its present belief regarding the Company’s future.  Nevertheless, there are numerous risks and uncertainties that could cause the Company’s actual results to differ from the results suggested in this Report.  Among the more significant factors are:

➢

It will be necessary for the Company to incur substantial debt in order to fully implement the Company’s business plan.  If the results of the Company’s operations are insufficient to allow the Company to service the debt, the value of the business will be significantly impaired.

➢

The success of the Company’s oil field services business will depend on the Company’s ability to overcome strong competition, much of which is better funded than the Company.

➢

The success of the Company’s exploration business will depend on factors over which management will have little control, including the results of exploration, world oil prices, and policies of the government of Kazakhstan.

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

Results of Operations

The Company’s revenue is currently provided by Dank, the Company’s oilfield service subsidiary. Revenues for the nine months ended September 30, 2008 were $17,721,057 as compared to $10,949,296 for the nine months ended September 30, 2007. The increase in 2008 revenues is due to better utilization of the Company’s seismic crews, including a fourth crew which was added in the third quarter of 2007. In the first half of 2007 the Company’s seismic crews were not fully utilized due to harsh weather conditions and one crew being placed on standby while the Company’s client attempted to resolve an issue with the government of Uzbekistan.

 The Company’s income from operating activities for the first nine months of 2008 was $601,603 as compared to a $3,878,906 loss for the first nine  months of 2007. The Company’s seismic crews have experienced only minor operating difficulties in 2008 as opposed to the severe difficulties experienced in the first half of 2007. Barring any unforeseen events that prevent Dank from fulfilling its contracts on schedule, the

Company expects revenues and income from operating activities for 2008 to exceed those of 2007.

Production and operating expenses for the nine months ended September 30, 2008 were higher than those in the comparable 2007 period due primarily to the increased operating expenses associated with adding a fourth seismic crew including increased depreciation expense for  the additional seismic  equipment. General and administrative expenses were lower in 2008 due primarily to   lower expenses of the Corporate Office.

A significant reason for the lower Corporate Office overhead is a reduction in the cost of the Company’s stock based compensation. The reduction is principally due to the cancellation of award shares and stock options held by the Company’s former CEO whose contract was terminated in July, 2007.  In addition, no shares or stock options have been issued to third parties during 2008. Stock based compensation is not expected to be a significant amount of the Company’s General and Administrative expense in the immediate future.

Interest expense for the nine months ended September 30, 2008 was $1,180,502 as compared to $900,607 for the nine months ended September 30, 2007. The higher interest expense was due to the increased level of borrowing by Dank, principally for equipment needed to meet the increased demand for its services. The Company’s oil exploration and production subsidiary, Kor-Tazh, also incurred substantial interest costs. However the majority of interest cost incurred by Kor-Tazh in the development of its oil field is being capitalized as oil exploration and production assets on the Company’s balance sheet.

Income tax expense of $338,547 was recorded for the nine   months ended September 30, 2008 compared to tax benefits of $325,807 recorded for the nine months ended September 30, 2007. The recording of income tax expense in 2008 is a reflection of Dank’s return to profitability during the year.

The Company’s net loss for the nine months ended September 30, 2008 was $743,057 compared to a net loss of $3,726,697 for the nine   months ended September 30, 2007. Higher revenues from improved utilization of Dank’s seismic crews in 2008 coupled with a significant reduction in corporate overhead were the principal factors for the improvement in 2008.

For the three months ended September, 2008 the Company’s operations reflected improvement over the three months ended September 30, 2007. For the third quarter of 2008 the Company had revenues of $5,740,732 and income from operating activities of $205,349 as compared to revenues of $5,255,762 and a $443,250 loss from operating activities for the third quarter of 2007. There was a net loss of $124,926 for the third quarter of 2008 compared to a net loss of $910,568 for the third quarter of 2007. Lower general and administrative expense related to the Corporate office was a significant factor in the lower net loss.

The Company incurred foreign currency exchange gains of $87,713 and $133,737 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30th, The Company incurred foreign currency losses of $4,243 in 2008 and foreign currency gains of $438,847 in 2007. These gains and losses relate to balances which require settlement in U.S. dollars, principally from obligations arising from equipment purchases (see footnote 2(d)).

Liquidity and Capital Resources

The primary source of the Company’s capital resources has been from lines of credit with Bank Turan Alem (“BTA”). The Company’s aggregate debt service obligations at September 30, 2008 are shown in the following table:

Contractual Less than Over
Obligation Total 1 year 1-3 Years 4-5 years 5 years

BTA-Dank $10,467,690 $ 2,850,692 $ 6,231,504 $ 1,385,494 -

BTA-Kor-Tazh $ 3,637,359 $ 668,121 $ 1,986,952 $ 982,286

Total BTA $ 14,105,049 $ 3,518,813 $8,218,456 $ 2,367,780 -

Other $ 867,082 $ 717,060 $ 150,022 - -

Total Loans $14,972,131 $4,235,873 $8,368,478 $ 2,367,780 -

Interest $ 4,087,788 $1,655,158 $1,751,187 $ 681,443 -

For the interest obligation computation the Company made an assumption that the Libor rate would remain constant for the remaining term of the debt.

During the first nine months of 2008, the debt obligation related to the Company’s BTA-Dank loan was reduced by $3,237,639. The credit line issued by BTA to Dank was reduced from $17.9 million  to $13.2 million  subsequent to September 30, 2008.

The Company’s BTA-Kor-Tazh loan balance was reduced by $195,617 during the first nine months of 2008, leaving approximately $1.4 million available under Kor-Tazh’s $5 million credit line. Interest rates on Kor-Tazh loans were increased up to 18% subsequent to September 30, 2008 with interest payments now due quarterly instead of monthly.  The Company is currently evaluating the development capital requirements of its oilfield relative to the funds available so as to determine the most efficient use of its credit line. The funds for the oilfield development expenditures incurred during 2008 have been provided by a financial aid agreement with Timur Bergaliyev, one of the Company’s shareholders (see Footnote 24-Related Party Transactions).

Cash Flow

The Company’s cash flow for the nine months ended September 30, 2008 and 2007 is summarized in the following table:

	Nine months ended September 30, 2008	Nine months ended September 30, 2007
Net Cash :
(Used in)/ provided by operating activities	$2,749,280	$(4,254,529)
(Used in)/ investing activities	$(1,766,257)	$(2,062,008)
Provided by/ (used in) financing activities	$(1,079,935)	$ 6,292,765

NET INCREASE ( DECREASE) IN CASH AND CASH EQUIVALENTS	$ (94,506)	$ (154,209)

Net cash provided by operating activities improved for the nine  months  ended September  30, 2008 over the nine months ended September 30, 2007 due to the increased Dank revenues  from the improved  utilization of the Company’s seismic crews, including the fourth crew added during the third quarter of 2007.

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

In the past few months, concerns about the capitalization of a number of major banks has led to a significant worldwide reduction in the availability of credit.  One result of this situation has been a sharp reduction in the price of oil on the world market.  If the current global financial crisis were to continue for an extended period, it could have a significant unfavorable impact on the Company. Specifically, if the clients of Dank are unable to raise capital, that could  result in a  reduction in our client’s drilling programs and their need for Dank’s services. At the same time, the reduction in world oil prices, if it persists, is likely to lead to a reduction in drilling activity, which could also reduce demand for Dank’s services.  In addition, the development of Kor-Tazh’s  proved oil reserves could be delayed if, as a result of reduced bank lending activity, we are unable to raise the capital needed to continue with our development of the Northwest Zhetybai  oil field.  We are unable to determine at this time what the effect of the current banking crisis will be on our operations.

The Company will continue its efforts to obtain the funds needed to meet the future capital requirements of Dank and Kor-Tazh and will continue to evaluate ways to maximize the value of its assets, including possibly retiring or refinancing its existing debt. Although discussions have taken place, no commitment has been received at this time.

             Off-Balance Sheet Arrangement

The Company and its subsidiaries do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on their financial condition or results of operations.

          Risk Factors That May Affect Future Results

You should carefully consider the risks described below before buying the Company’s common stock.  If any of the risks described below actually occurs, that event could cause the trading price of the Company’s common stock to decline, and you could lose all or part of your investment.

I.  Risks attendant to the Company’s oil services business

Cyclical declines in oil and natural gas prices may result in reduced use of the Company’s services, affecting the Company’s business, financial condition and results of operation and the Company’s ability to meet the Company’s capital expenditure obligations and financial commitments.

The oil and natural gas exploration and drilling business is highly cyclical. Generally, as oil and natural gas prices decrease, exploration and drilling activity declines as marginally profitable projects become uneconomic and are either delayed or eliminated. Declines in the number of operating drilling rigs result in reduced use of and prices for the Company’s services. Accordingly, when oil and natural gas prices are relatively low, the Company’s revenues and income will suffer. Oil and natural gas prices depend on many factors beyond the Company’s control, including the following:

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

Depending on the market prices of oil and natural gas, companies exploring for oil and natural gas may cancel or curtail their drilling programs, thereby reducing demand for drilling services. The Company’s contracts are generally short-term, and oil and natural gas companies tend to respond quickly to upward or downward changes in prices. Any reduction in the demand for drilling services may materially erode both pricing and utilization rates for the Company’s services and adversely affect the Company’s financial results. As a result, the Company may suffer losses, be unable to make necessary capital expenditures and be unable to meet the Company’s financial obligations.

The Company’s  industry is highly competitive.

The markets in which the Company operates are highly competitive. Contracts are traditionally awarded on a competitive bid basis. Pricing is often the primary factor in determining which qualified contractor is awarded a job. The competitive environment has intensified as recent mergers among oil and natural gas companies have reduced the number of available customers. In Kazakhstan, the general upturn in economic conditions in this decade has attracted a large number of new competitors.  Some of them are equipped with state-of-the-art vehicles, drilling equipment and technology, yet bid for contracts at highly competitive prices.  Some of them are also substantially larger than the Company and have resources that are significantly greater than the Company’s resources. These competitors are better able to withstand industry downturns, compete on the basis of price and acquire new equipment and technologies, all of which could affect the Company’s revenues and profitability. These competitors compete with us both for customers and for acquisitions of other businesses. This competition may cause the Company’s business to suffer. The Company believes that competition for contracts will continue to be intense in the foreseeable future.

Suppliers

The equipment utilized in the Company’s business is generally available new from manufacturers or at auction.  Currently, due to the high level of activity in the oilfield services industry, there is a high demand for new and used equipment.  Consequently, there is a limited amount of many types of equipment available at auction and significant backlogs on new equipment.  The Company’s business plan contemplates that the Company will follow a program of acquiring capital equipment as needed to maintain the Company’s competitive position in the Kazakhstan oil industry.  The Company has already contracted for the Company’s immediate equipment needs.  However, the cost of acquiring new equipment to expand the Company’s business could increase as a result of the high demand for equipment in the industry.

Severe weather conditions may affect the Company’s operations.

The Company’s business may be materially affected by severe weather conditions in the areas in which the Company operates.  In particular, severe winter weather has in the past, and may in the future require us to suspend the Company’s surveying operations, which is likely to result in loss of revenue and inefficient use of the Company’s resources.  Moreover, as the Company’s oil exploration subsidiary, Kor-Tazh, will soon be commencing exploration and development activities, the Company faces the risk that severe weather conditions may delay drilling and, under certain circumstances, result in damage to the Company’s equipment.  Any of these situations would have an adverse effect on the Company’s financial results.

High interest rates may have a negative effect on the Company’s operations.

Dank has financed its recent growth by borrowing from a Kazakh bank.  Currently the Company carries almost $15 million in debt.  On approximately two-thirds of the Company’s debt the Company pays interest at LIBOR+5.65% per annum.  On most of the remaining debt the Company pays interest at 14% to 16%.  These high interest rates are a function of the relative volatility of the Kazakh economy and the difficulty of obtaining investment capital in Kazakhstan.  The Company hopes to utilize the Company’s status as a publicly-held company to attract equity financing including convertible debt.  To some extent, however, the Company may still depend on debt financing to fund the Company’s expansion.  Although the Company will attempt to obtain future debt financing at more reasonable rates, there is no assurance that the Company will be successful in doing so.  If the Company is unsuccessful in these efforts, the resulting interest expense will have an adverse effect on the Company’s profitability.

Currency fluctuations may adversely affect the Company’s operating results.

Dank generates revenues and incurs expenses and liabilities in Tenge, the currency of the Republic of Kazakhstan.  However, as subsidiaries of CIOC, they will report their financial results in the United States in U.S. Dollars.  As a result, the Company’s financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of Kazakhstan may take action to stimulate the Kazakh economy that will have the effect of reducing the value of Tenge.  In addition, international currency markets may cause significant adjustments to occur in the value of the Tenge.  Any such events that result in a devaluation of the Tenge versus the U.S. Dollar will have an adverse effect on the Company’s reported results.  The Company has not entered into agreements or purchased instruments to hedge the Company’s exchange rate risks.

The Company’s business and growth will suffer if the Company is unable to hire and retain key personnel that are in high demand.

The Company’s future success depends on the Company’s ability to attract and retain highly skilled geophysicists, geologists, engineers, and technicians.  Qualified individuals are in high demand in Kazakhstan, and there are insufficient experienced personnel to fill the demand.  Therefore the Company may not be able to successfully attract or retain the personnel the Company needs to succeed.

Government regulation may hinder the Company’s ability to function efficiently.

The Republic of Kazakhstan is supportive of its oil and gas exploration industry.  Nevertheless, the government of Kazakhstan is highly bureaucratized, and the day-to-day operations of the Company’s business require frequent interaction with representatives of the Kazakh government institutions.  The effort to obtain the registrations, licenses and permits necessary to carry out the Company’s business plans can be daunting.

Significant delays can result from the need to obtain governmental approval of the Company’s activities.  These delays can have an adverse effect on the profitability of the Company’s operations.  In addition, future legislation, particularly legislation aimed at protecting the environment of Kazakhstan and legislation aimed at protecting the workers of Kazakhstan may increase the cost of the Company’s operations, which would adversely affect the Company’s profitability.

The Company may have difficulty establishing adequate management and financial controls in Kazakhstan.

The Republic of Kazakhstan has only recently begun to adopt the management and financial reporting concepts and practices with which investors in the United States are familiar.  The Company may have difficulty in hiring and retaining employees in Kazakhstan who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company. If the Company cannot establish such controls, the Company may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

Capital outflow policies in Kazakhstan may hamper the Company’s ability to pay dividends to shareholders in the United States.

The Republic of Kazakhstan has adopted currency and capital transfer regulations. These regulations require that Dank comply with complex regulations for the movement of capital. The current regulations require notification to the National Bank of Kazakhstan of all significant currency transactions, impose registration and licensing requirements on entities involved in currency exchange, and limit the ability of entities operating in Kazakhstan to expatriate funds.  Moreover, Kazakhstan changes its currency regulations frequently.  The Company may be unable to obtain all of the required conversion approvals for the Company’s operations, and Kazakh regulatory authorities may impose greater restrictions on the convertibility of the Tenge in the future. Because all of the Company’s future revenues will be in Tenge, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit the Company’s ability to fund business activities outside Kazakhstan.  Moreover, although the Company do not expect that the company will pay dividends in the foreseeable future, the Company’s ability to pay dividends to the Company’s shareholders in the future could be hampered by Kazakhstan currency regulations.

II.

Risks attendant to the Company’s oil exploration business

Kor-Tazh will require significant financing in order to carry out its exploration and development activities and such financing may not be available.

The Company anticipates that full development of Kor-Tazh’s oil field will take several years and require significant capital expenditures. If CIOC is unable to timely obtain adequate funds to finance these activities, Kor-Tazh’s ability to develop its oil reserves may be severely limited or substantially delayed. Such limitations or delay would likely result in substantial losses being reflected in the Company’s statements of operations.

The Company anticipates that amounts required to fund Kor-Tazh’s activities will be funded from operating cash flows, third-party financing and from joint venture partners.  Kor-Tazh currently has a $5 million credit line, on which it has drawn $3.6 million. Financial aid of $2 .5 million has been provided to Kor-Tazh by Timur Bergaliyev, a major shareholder and director of the Company.   Additional funds will be required, however, as the Company’s contract with the Government of Kazakhstan requires that at least $14,600,000 be committed to development of Kor-Tazh’s oil field.  No commitments of additional funds have been received, however, and there can be no assurance that Kor-Tazh will have adequate funds available to finance its operations.

The operations of Kor-Tazh will require significant expenditures of capital that may not be recovered.

The Company requires significant expenditures of capital in order to locate and acquire producing properties and to drill exploratory and exploitation wells. In conducting exploration, exploitation and development activities from a particular well, the presence of unanticipated pressure or irregularities in formations, miscalculations or accidents may cause the Company’s exploration, exploitation, development and production activities to be unsuccessful, potentially resulting in abandoning the well. This could result in a total loss of the Company’s investment. In addition, the cost and timing of drilling, completing and operating wells is difficult to predict.

Oil and gas price fluctuations in the market may adversely affect the results of the Company’s operations.

The results of the Company’s oil exploration and production activities will be highly dependent upon the worldwide prices received for the Company’s oil production. Substantially all of the Company’s sales of oil will be made in the spot market, or pursuant to contracts based on spot market prices, and not pursuant to long-term, fixed-price contracts. Accordingly, the prices received for the Company’s oil production will be dependent upon numerous factors beyond the Company’s control. These factors include the level of consumer product demand, governmental regulations and taxes, the price and availability of alternative fuels, the level of foreign imports of oil and natural gas and the overall economic environment. Significant declines in world wide prices for oil could have a material adverse effect on the Company’s financial condition, results of operations and quantities of reserves recoverable on an economic basis.

Reserve Estimates Depend On Many Assumptions That May Turn Out To Be Inaccurate.

Any material inaccuracies in the Company’s reserve estimates or underlying assumptions could materially affect the quantities and present values of the Company’s reserves. The process of estimating oil reserves is complex. It requires interpretations of available technical data and various assumptions, including assumptions relating to economic factors. Any significant inaccuracies in these interpretations or assumptions could materially affect the estimated quantities and present value of reserves shown in this Report.  In order to prepare these estimates, the Company must project production rates and timing of development expenditures. The Company must also analyze available geological, geophysical, production and engineering data, and the extent, quality and reliability of this data can vary. The process also requires economic assumptions relating to matters such as oil and natural gas prices, drilling and operating expenses, capital expenditures, taxes and availability of funds. Therefore, estimates of oil and natural gas reserves are inherently imprecise.

Actual future production, oil and natural gas prices, revenues, taxes, development expenditures, operating expenses and quantities of recoverable oil and natural gas reserves most likely will vary from the Company’s estimates. A significant variance could materially affect the estimated quantities and pre-tax present value of reserves shown in this report. In addition, the Company may adjust estimates of proved reserves to reflect production history, results of exploration and development, prevailing oil and natural gas prices and other factors, many of which are beyond the Company’s control.

The Company  may encounter operating hazards that may result in substantial losses.

Kor-Tazh will be subject to operating hazards normally associated with the exploration and production of oil, including blowouts, explosions, oil spills, cratering, pollution, earthquakes, labor disruptions and fires. The occurrence of any such operating hazards could result in substantial losses to us due to injury or loss of life and damage to or destruction of oil and gas wells, formations, production facilities or other properties. The company intends to maintain insurance coverage limiting financial loss resulting from certain of these operating hazards. The Company may not, however, maintain full insurance coverage for all matters that may adversely affect the Company’s operations, including war, terrorism, nuclear reactions, government fines, treatment of waste, blowout expenses and business interruptions. Losses and liabilities arising from uninsured or underinsured events could reduce the Company’s revenues or increase the Company’s costs. There can be no assurance that any insurance will be adequate to cover losses or liabilities associated with operational hazards. The Company cannot predict the availability of insurance, or its availability at premium levels that justify its purchase.

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

Date: November 19, 2008

By: /s/ Nurlan Janseitov

       Nurlan Janseitov, Chief Executive Officer

By: /s/ David Fulton

       David Fulton, Chief Financial Officer

49